Form 10-K
period 1993-12-31
BEVERLY ENTERPRISES INC /DE/
filed 1994-03-18
CIK 812305

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (MARK ONE)
    [X]                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                                        OR
    [  ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                                          COMMISSION FILE NUMBER: 1-9550

                           BEVERLY ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                       95-4100309
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)
      1200 SOUTH WALDRON ROAD, NO. 155
            FORT SMITH, ARKANSAS                                    72903
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (501) 452-6712

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
                        TITLE OF EACH CLASS                    ON WHICH REGISTERED
        -----------------------------------------------------------------------------
        Common Stock, $.10 par value                        New York Stock Exchange
                                                            Pacific Stock Exchange
        $2.75 Cumulative Convertible Exchangeable           New York Stock Exchange
          Preferred Stock, $1 par value                     Pacific Stock Exchange
        7 5/8% Convertible Subordinated Debentures          New York Stock Exchange
          due March 15, 2003
        Zero Coupon Notes due July 16, 2003                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $1,243,687,308 AS OF FEBRUARY 28, 1994.

                                   83,002,050
  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 28, 1994)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE
ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 19, 1994.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     The business of the Company consists principally of operating nursing facilities, including subacute units, pharmacies and pharmacy-related outlets. Additional operations include retirement and congregate living projects and home health care entities.

     The Company is the largest operator of nursing facilities in the United States. At January 31, 1994, the Company operated 774 nursing facilities with 82,680 licensed beds. The facilities are located in 34 states and the District of Columbia, and range in capacity from 20 to 388 beds with average occupancy of 88.6%, 88.4% and 88.2% during the years ended December 31, 1993, 1992 and 1991, respectively. In addition, at January 31, 1994, the Company operated 23 subacute units, 41 pharmacies and pharmacy-related outlets, 42 retirement and congregate living projects containing 2,554 units and five home health care entities. See "Item 2. Properties."

OPERATIONS

     The Company's operations are grouped into eight regions each headed by a Vice President of Operations. Each of the Vice Presidents of Operations supervises from seven to fourteen area managers within their assigned regions. Each area manager is responsible for two to fifteen facilities. Each facility is operated under the immediate supervision of a licensed administrator and a registered nurse acting as director of nursing services, with the part-time assistance of a consulting physician acting as medical director or advisory physician. The facility administrators are directly responsible to area managers for the performance of their facilities.

     The Company has a Quality Assurance ("QA") program to ensure quality care is maintained in each of its nursing facilities. The QA department is headed by a Senior Vice President who reports directly to the Chief Executive Officer and to an independent quality assurance committee of the Board of Directors. The Company's nationwide QA network is made up of approximately 250 health care professionals including registered nurses, dietitians, social workers and other specialists. These specialists visit each of the Company's nursing facilities several times each year to conduct quality reviews and consultations. In addition, a select QA team visits each facility annually to conduct a detailed survey that requires several days of inspection, review and training.

GOVERNMENTAL REGULATION AND REIMBURSEMENT

     The Company's nursing facilities are subject to compliance with various federal, state and local health care statutes and regulations. Compliance with state licensing requirements imposed upon all health care facilities is a prerequisite for the operation of the facilities and for participation in government-sponsored health care funding programs, such as Medicaid and Medicare. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. Changes in the reimbursement policies of such funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory action could adversely affect the revenues of the Company.

     The Company receives payment for services rendered to patients from (i) each of the states in which its nursing facilities are located under the Medicaid program; (ii) the federal government under the Medicare program; (iii) the Veterans Administration; and (iv) private insurers and patients. The following table sets forth the approximate percentage of patient days and room and board revenues derived from the indicated sources of payment, as well as ancillary and other revenues which are derived from all sources of payment, for the periods indicated:

                                                                          PRIVATE AND
                                  MEDICAID             MEDICARE             VETERANS
                             ------------------   ------------------   ------------------
                                       ROOM AND             ROOM AND             ROOM AND
                             PATIENT    BOARD     PATIENT    BOARD     PATIENT    BOARD     ANCILLARY AND
                              DAYS     REVENUES    DAYS     REVENUES    DAYS     REVENUES   OTHER REVENUES
                             -------   --------   -------   --------   -------   --------   --------------
    Year ended:
    December 31, 1993......    69%        50%       11%        11%       20%        16%           23%
    December 31, 1992......    70%        54%       10%        11%       20%        17%           18%

     Consistent with the nursing home industry in general, changes in the mix of the Company's patient population among the Medicaid, Medicare and private categories can significantly affect the profitability of the Company's operations. Although the level of cost reimbursement for Medicare patients typically generates the highest revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of nursing care and other services for such patients. In most states, private patients constitute the most profitable category and Medicaid patients constitute the least profitable category.

     The Company has experienced significant growth in ancillary revenues over the past several years. Ancillary revenues are derived from providing services to residents beyond room and board care and include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceutical products and other services. Such revenues currently relate primarily to Medicare and private pay residents and are consistent with the trend of providing a broader range of services in the Company's nursing facilities. Although the Company is pursuing further growth of ancillary revenues, through expansion of specialty services such as rehabilitation and subacute care, there can be no assurance that such growth will continue.

     Medicaid programs are currently in existence in all of the states in which the Company operates nursing facilities. While these programs differ in certain respects from state to state, they are all subject to federally-imposed requirements, and at least 50% of the funds available under these programs is provided by the federal government under a matching program.

     Medicare and most state Medicaid programs utilize a cost-based reimbursement system for nursing facilities which reimburses facilities for the reasonable direct and indirect allowable costs incurred in providing routine services (as defined by the programs) plus, in certain states, efficiency incentives or a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs as well as the costs of property and equipment (depreciation and interest, fair rental allowance or rental expense). In certain states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement, and for certain states, payments made to a facility on an interim basis that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs vary as to methodology used to determine the level of allowable costs which are reimbursed to operators.

     Arkansas, California, Louisiana and Texas provide for reimbursement at a flat daily rate, as determined by the responsible state agency. In all other states with a Medicaid program in which the Company operated in 1993, payments are based upon specific cost reimbursement formulas established by the applicable state. The Medicaid and Medicare programs each contain specific requirements which must be adhered to by health care facilities in order to qualify under the programs.

     Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. Congress has consistently attempted to curb the growth of federal spending on such programs. Recent actions include limitations on payments to hospitals and nursing homes under the Medicaid and Medicare programs, limitations on payments for physicians' services and elimination of funding for health planning agencies. No assurance can be given that the future funding of Medicaid and Medicare programs will remain at levels comparable to the present levels.

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993
("OBRA - 93") was signed into law. OBRA - 93 includes certain changes in the Medicare program effective October 1, 1993, including, among other things, the elimination of the return on equity provision of the program. The Company cannot currently predict the future impact this change will have on its financial condition and results of operations; however, for the nine months ended September 30, 1993 (prior to the effective date of OBRA - 93) and for the year ended December 31, 1992, the Company recognized pre-tax income of approximately $8,900,000 for each of such periods as a result of the Medicare return on equity provision. In addition, OBRA - 93 increased corporate income tax rates by one percent retroactive to January 1, 1993. This rate change did not have a material effect on the Company's financial position or results of operations in 1993 and is not expected to have a material effect in the future.

     The Clinton Administration has made health care reform one of its top priorities. The White House Task Force on Health Care Reform studied the issue of health care reform and presented its report and recommendations to the Administration. The Administration proposed legislation to Congress in October 1993. Various other legislative and industry groups are studying numerous health care issues, including access, delivery and financing of long-term health care. These and other groups' recommendations will likely impact the form and content of future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted affecting the long-term care industry and their impact on the Company. There can be no assurance that any health care reform will not adversely affect the Company's financial position or results of operations.

     In addition to the requirements to be met by the Company's facilities for participation in the Medicaid and Medicare programs, the Company's health care facilities are subject to annual licensing and other regulatory requirements of state and local authorities. In order to maintain such operator's licenses, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of medical care. Such requirements are subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

     The Company believes that its facilities are in substantial compliance with the various Medicaid and Medicare regulatory requirements currently applicable to them. In the ordinary course of its business, however, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the steps to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take a number of adverse actions against a facility. These adverse actions can include the imposition of fines, temporary suspension of admission of new patients to the facility, decertification from participation in the Medicaid or Medicare programs and, in extreme circumstances, revocation of a facility's license.

     The Medicaid and Medicare programs provide criminal penalties for entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business that is reimbursed under these programs. The illegal remuneration provisions of the Social Security Act, also known as the "anti-kickback" statute, prohibit remuneration intended to induce the purchasing, leasing, ordering or arranging for any good, facility, service or item paid by Medicaid or Medicare programs. The violation of the illegal remuneration provisions is a felony and can result in the imposition of fines of up to $25,000 per occurrence. In addition, certain states in which the Company's facilities are located have enacted statutes which prohibit the payment of kickbacks, bribes and rebates for the referral of patients. The Social Security Act also imposes criminal and civil penalties for making false claims to the Medicaid and Medicare programs for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement. The Medicare program has published certain "Safe Harbor" regulations which describe various criteria and guidelines for transactions which are deemed to be in compliance with the anti-remuneration provisions. Although the Company has contractual arrangements with some health care providers, management believes it is in compliance with the anti-kickback statute and other provisions of the Social Security Act and with the state statutes. However, there can be no assurance that government officials responsible for enforcing these statutes will not assert that the Company or certain transactions in which it is involved are in violation of these statutes.

     In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification from participation in Medicaid and Medicare programs. In addition, some federal and state regulations provide that all facilities under common control or ownership licensed to do business within a state are subject to delicensure if any one or more of such facilities is delicensed.

     While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that health care providers may bring suit in federal court to enforce the Medicaid Act requirement that the states reimburse nursing facilities at rates which are reasonable and adequate. Nursing facility operators, such as the Company, have utilized and should continue to be able to utilize the federal courts to require states to comply with their legal obligation to adequately fund Medicaid programs.

COMPETITION

     As of January 31, 1994, the Company operated 774 nursing facilities in 34 states and the District of Columbia. The Company's competitive position varies from facility to facility, from community to community and from state to state. Some of the significant competitive factors for the placing of patients in a nursing facility include quality of care, reputation, physical appearance of facilities, services offered, family preferences, physician services and price. The care provided to Medicaid and Medicare patients is subject to significant governmental regulations.

     The Company's nursing facilities supplement and compete with services provided by general hospitals and home health care entities. The resident or the resident's family is more often directly involved in the selection of a particular nursing facility than in the choice of a general hospital. The Company competes with other long-term care providers, as well as acute care hospitals and rehabilitation facilities, in providing subacute and specialty services. The resident or the resident's family, as well as physicians, hospitals, case managers and insurance providers, often direct the selection of a particular facility for subacute and specialty services.

EMPLOYEES

     At December 31, 1993, the Company had approximately 89,000 employees. The Company is subject to both federal minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

     In recent years, the Company has experienced increases in its labor costs primarily due to higher wages and greater benefits intended to attract and retain qualified personnel, increased staffing levels in its nursing facilities due to greater patient acuity and the hiring of therapists on staff. The Company expects labor costs to increase in the future; however, it is anticipated that any increase in costs will generally result in higher patient rates in subsequent periods, subject to the time lag in most states, of up to 18 months, between increases in reimbursable costs and the receipt of related reimbursement rate increases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Results."

     Periodically in the past, the health care industry, including the Company's long-term care facilities, has experienced a shortage of nurses to staff health care operations. Currently, the Company is not experiencing a nursing shortage. The Company competes with other health care providers for nursing personnel and a nursing shortage could force the Company to pay higher salaries and make greater use of registry (temporary nursing and related personnel). A lack of qualified nursing personnel might also require the Company to reduce its census or admit patients requiring a lower level of care, both of which could adversely affect operating results.

     Approximately 10% of the Company's employees are represented by various labor unions. The Company cannot predict the effect of continued union representation or organizational activities on its future operations.

     On January 29, 1993, the National Labor Relations Board ("NLRB") found that the Company had violated the National Labor Relations Act (the "Act") at 32 of its facilities prior to 1989 and issued a nationwide order requiring that the Company cease and desist from such violations and that it take certain remedial actions. The Company viewed the NLRB's order as incorrect and overly broad and appealed to the U.S. Court of Appeals. On February 28, 1994, the U.S. Court of Appeals for the Second Circuit upheld the Company's appeal and reversed several of the NLRB's findings, holding that the violations were minimal in nature and number and that the nationwide or extraordinary remedies sought by the NLRB and the unions were inappropriate.

     The NLRB has instituted new administrative proceedings against the Company alleging the commission of new unfair labor practices under the Act. The NLRB is aggregating all complaints filed anywhere in the country into consolidated proceedings in its continuing attempt to obtain a nationwide remedy against the Company. The Company is vigorously defending the proceedings and believes that the request for a national remedy is wholly without merit.

ITEM 2. PROPERTIES.

     At January 31, 1994, the Company operated 774 nursing facilities and 42 retirement and congregate living projects in 34 states and the District of Columbia. Most of the Company's 351 leased nursing facilities are subject to "net" leases which require the Company to pay all taxes, insurance and maintenance costs. Most of the Company's leases have original terms from ten to fifteen years and contain at least one renewal option, which could extend the original term of the leases by five to fifteen years. Many of the Company's leases also contain purchase options. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. A substantial portion of the nursing facilities and retirement centers owned by the Company is included in the collateral securing the obligations under its various banking arrangements. See "Part II, Item
8 -- Note 4 of Notes to Consolidated Financial Statements."

     The following is a summary of the Company's nursing home facilities, retirement and congregate living projects, pharmacies and home health centers at January 31, 1994:

                                              NURSING HOME        RETIREMENT AND
                                               FACILITIES           CONGREGATE                     HOME
                                            -----------------    LIVING PROJECTS                  HEALTH
                                                      TOTAL     ------------------   PHARMACIES   CENTERS
                                                     LICENSED            NUMBER OF   ----------   ------
                 LOCATION                   NUMBER     BEDS     NUMBER     UNITS       NUMBER     NUMBER
- ------------------------------------------  ------   --------   ------   ---------   ----------   ------
Alabama...................................     21       2,623      1          24          2         --
Arizona...................................      3         480      1          77         --         --
Arkansas..................................     38       4,515      3          49          1         --
California................................     78       8,141      2         307          6          3
Connecticut...............................      7       1,063     --          --         --         --
District of Columbia......................      1         355     --          --         --         --
Florida...................................     64       7,740      7         751          7         --
Georgia...................................     24       2,756      2          54          2         --
Hawaii....................................      2         396     --          --         --         --
Idaho.....................................      4         329     --          --         --         --
Illinois..................................     10         851      1         249         --          1
Indiana...................................     72       5,741      2         226          1          1
Kansas....................................     30       1,994      3          39          1         --
Kentucky..................................      8       1,049     --          --          1         --
Louisiana.................................      1         216     --          --         --         --
Maryland..................................      4         585      1          16          1         --
Massachusetts.............................     25       2,420     --          --         --         --
Michigan..................................      2         206     --          --         --         --
Minnesota.................................     37       3,280      2          28          1         --
Mississippi...............................     22       2,486     --          --          1         --
Missouri..................................     35       3,577      3         101          1         --
Nebraska..................................     24       2,206      1          16         --         --
New Jersey................................      1         150     --          --         --         --
North Carolina............................     12       1,514      1          16          2         --
Ohio......................................     14       1,584      3         425          1         --
Oregon(1).................................     11       1,052     --          --          2         --
Pennsylvania..............................     42       4,913      3          61          2         --
South Carolina............................      3         302     --          --         --         --
South Dakota..............................     17       1,236      1          16         --         --
Tennessee.................................      8       1,060      2          59          2         --
Texas.....................................     86       9,779      1           8          4         --
Virginia..................................     18       2,478      2          32         --         --
Washington................................     15       1,410     --          --          1         --
West Virginia.............................      3         318     --          --         --         --
Wisconsin.................................     32       3,875     --          --          2         --
                                                                  --                     --         --
                                            ------   --------            ---------
                                              774      82,680     42       2,554         41          5
                                                                  --                     --         --
                                                                  --                     --         --
                                            ------   --------            ---------
                                            ------   --------            ---------
CLASSIFICATION
- ------------------------------------------
Owned.....................................    419      45,384     33       1,807         41          5
Leased....................................    351      36,893      5         237         --         --
Managed...................................      4         403      4         510         --         --
                                                                  --                     --         --
                                            ------   --------            ---------
                                              774      82,680     42       2,554         41          5
                                                                  --                     --         --
                                                                  --                     --         --
                                            ------   --------            ---------
                                            ------   --------            ---------

- ---------------

(1) The Company is currently negotiating the disposition of all of its nursing home facilities in the state of Oregon as part of its continuing efforts under the 1992 restructuring program. See "Part II, Item 8 -- Note 2 of Notes to Consolidated Financial Statements."

ITEM 3. LEGAL PROCEEDINGS.

     There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1993.

EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth, as to each executive officer and director of the Company, his name, positions with the Company and age. Each executive officer and director of the Company holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The information below is given as of March 15, 1994.

             NAME                                       POSITION                          AGE
- ------------------------------  --------------------------------------------------------  ----
David R. Banks(1)(5)..........  Chairman of the Board, President, Chief Executive
                                Officer
                                  and Director                                              57
Boyd W. Hendrickson...........  Executive Vice President -- Operations and Marketing        49
Ronald C. Kayne...............  Executive Vice President and President of PCA               55
T. Jerald Moore...............  Executive Vice President -- Managed Care                    53
Bobby W. Stephens.............  Executive Vice President -- Development                     49
Robert D. Woltil..............  Executive Vice President, Finance and Chief Financial
                                  Officer                                                   39
Eugene B. Clarke..............  Senior Vice President -- Quality Assurance                  53
Schuyler Hollingsworth, Jr....  Senior Vice President and Treasurer                         47
Robert W. Pommerville.........  Senior Vice President, General Counsel and Secretary        53
Philip W. Small...............  Vice President -- Reimbursement                             37
Scott M. Tabakin..............  Vice President, Controller and Chief Accounting Officer     35
Beryl F. Anthony, Jr.(2)(5)...  Director                                                    56
Curt F. Bradbury(1)(3)........  Director                                                    44
James R. Greene(2)(3).........  Director                                                    72
Jon E. M. Jacoby(1)(4)(5).....  Director                                                    55
Louis W. Menk(2)(4)...........  Director                                                    75
Will K. Weinstein(1)..........  Director                                                    53

- ---------------

(1) Member of the Finance Committee.

(2) Member of the Quality Assurance Committee.

(3) Member of the Audit Committee.

(4) Member of the Compensation Committee.

(5) Member of the Nominating Committee.

     Mr. Banks has been President and a director of the Company since 1979 and has served as Chief Executive Officer since May 1989 and Chairman of the Board since March 1990. Mr. Banks is a director of Nationwide Health Properties, Inc., Ralston Purina Company, Wal-Mart Stores, Inc., Wellpoint Health Networks, Inc., and trustee for the University of the Ozarks and Occidental College.

     Mr. Hendrickson joined the Company in 1988 as a Division President. He was elected Vice President of Marketing in May 1989, and Executive Vice President of Operations and Marketing in February 1990. Mr. Hendrickson was President and Chief Operating Officer of Care Enterprises Inc., from 1984 to 1987, and

Chairman of the Board and Chief Operating Officer of Hallmark Health Services, Inc. from 1987 through 1988.

     Mr. Kayne joined the Company in 1979. He was elected Vice President of Professional Services in 1983, Vice President of the Company and President of Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, in 1985, and Executive Vice President of the Company in February 1990.

     Mr. Moore joined the Company as Executive Vice President -- Managed Care in December 1992. Mr. Moore was employed at Aetna Life and Casualty from 1963 to 1992 and was elected Senior Vice President in 1990.

     Mr. Stephens joined the Company as a staff accountant in 1969. He was elected Assistant Vice President in 1978, Vice President of the Company and President of the Company's Central Division in 1980, and Executive Vice President -- Development in February 1990. Mr. Stephens is a director of City National Bank in Fort Smith, Arkansas, Beverly Japan Corporation, Western Arkansas Counseling and Guidance Center, Inc. and Harbortown Properties, Inc.

     Mr. Woltil joined the Company in 1982 as Technical Accounting Manager. From 1984 to 1990 he served in various financial positions. He was elected Vice President -- Financial Planning and Control in January 1990, Senior Vice President and Chief Financial Officer in March 1992 and Executive Vice President, Finance in January 1993.

     Mr. Clarke joined the Company in 1987 as a Director of Government Program Compliance. He was elected Vice President in 1989 and Senior Vice
President -- Quality Assurance in December 1991. Mr. Clarke is a director of St. Edward Mercy Medical Center.

     Mr. Hollingsworth joined the Company in June 1985 as Assistant Treasurer. He was elected Treasurer in 1988, Vice President in 1990 and Senior Vice President in March 1992. Mr. Hollingsworth is a director of Sparks Regional Medical Center.

     Mr. Pommerville first joined the Company in 1970 and left in 1976. Mr. Pommerville rejoined the Company as Vice President and General Counsel in 1984 and was elected Secretary in February 1990 and Senior Vice President in March 1990.

     Mr. Small joined the Company in January 1986 as Reimbursement Manager, was promoted to Division Controller in September 1986, Director of Finance for the California Region in 1989, and elected Vice President -- Reimbursement in September 1990.

     Mr. Tabakin joined the Company in October 1992 as Vice President, Controller and Chief Accounting Officer. From 1980 to 1992, Mr. Tabakin was with Ernst & Young, in Norfolk, Virginia.

     Mr. Anthony served as a member of the United States Congress and was Chairman of the Democratic Congressional Campaign Committee from 1987 through 1990. In 1993, he became a partner in the Winston & Strawn law firm. Mr. Anthony serves as a director of Anthony Forest Products Company. He has been a director of the Company since January 1993.

     Mr. Bradbury is Chairman, President, Chief Executive Officer and a director of Worthen Banking Corporation. He joined Worthen in 1985 as Assistant to the President, and prior thereto was a Vice President in the Corporate Finance Department of Stephens Inc., and Manager of its Bank Services Division. He has been a director of the Company since July 1989.

     Mr. Greene's principal occupation has been that of a director and consultant to various U.S. and international businesses since 1986. He is a director of ASARCO, Inc., a number of mutual funds of Alliance Capital Management Corporation, American Reliance Group Inc., Buck Engineering Company and Bank Leumi. He has been a director of the Company since January 1991.

     Mr. Jacoby is Executive Vice President, Chief Financial Officer and a director of Stephens Group, Inc. Mr. Jacoby has held the indicated positions with Stephens Group, Inc. since 1986, and prior to that time, served as Manager of the Corporate Finance Department and Assistant to the President of Stephens Inc.

Mr. Jacoby is a director of Medicus Systems, Inc., the Delta Queen Steamboat Company and Delta and Pine Land Company, Inc. He has been a director of the Company since February 1987.

     Mr. Menk is Chairman of Black Mountain Gas Company. He retired in 1982 as Chairman and Chief Executive Officer of International Harvester Company, the predecessor to Navistar International Corporation. He has been a director of the Company since July 1989.

     Mr. Weinstein has been Managing Partner of Genesis Merchant Group, a holding company for Genesis Merchant Group Securities, since 1989 and was President of WIG, Inc. from 1987 to 1989. From 1982 to 1987, Mr. Weinstein was Managing Partner of Montgomery Securities. Mr. Weinstein is a director of DHL Corporation. He has been a director of the Company since March 1989.

     Mr. Joe T. Ford, Chairman, President and Chief Executive Officer of ALLTEL Corporation, and a director of The Dial Corp and LDDS Communications, Inc., was a director of the Company since January 1991. On February 28, 1994, Mr. Ford resigned from the Company's Board of Directors.

     In connection with the issuance of the Series A preferred stock to Stephens Group, Inc., the Company agreed to use its best efforts to cause a designee of Stephens Group, Inc. to be elected to the Company's Board of Directors so long as Stephens Group, Inc. owned 500,000 of the Series A preferred stock and was the sole owner of all outstanding Series A preferred stock. Mr. Jacoby is the designee of Stephens Group, Inc. pursuant to such agreement. The Series A preferred stock was redeemed on January 3, 1994.

     During 1993, there were six meetings of the Board of Directors. Each director attended 75% or more of the meetings of the Board and committees on which he served.

     In 1993, directors, other than Mr. Banks, received a retainer fee of $18,000 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended. Mr. Banks, the current Chairman of the Board, President and Chief Executive Officer of the Company, received no additional cash compensation for serving on the Board or its committees.

     During 1993, the Retirement Plan for Outside Directors was approved and implemented whereby, upon retirement, as defined, each director is eligible to receive an amount equal to the annual retainer fee for each year of service on the Board up to a maximum of ten years, with no survivor benefits. These benefits are paid on a monthly basis beginning on the date of retirement. The Company paid $10,500 under such plan during the year ended December 31, 1993.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of the Company's $.10 par value common stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to the Company's statement of operations for the year ended December 31, 1993 related to this plan was approximately $1,493,000. At December 31, 1993, there were approximately 4,600 participants in the plan.

     Merrill Lynch & Co., Merrill Lynch World Headquarters, North Tower, World Financial Center, New York, New York 10281, was appointed broker to open and maintain an account in each participant's name and to purchase shares of common stock on the New York Stock Exchange for each participant.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The Company's common stock is listed on the New York and Pacific Stock Exchanges. The table below sets forth, for the periods indicated, the range of high and low sales prices of the common stock.

                                                                        PRICES
                                                                  ------------------
                                                                  HIGH          LOW
                                                                  ----         -----
        1992
          First Quarter.........................................  $10 1/8      $ 8 3/8
          Second Quarter........................................    8 3/4        7 1/8
          Third Quarter.........................................    9 5/8        7 5/8
          Fourth Quarter........................................   13 1/8        8 3/8
        1993
          First Quarter.........................................  $14 3/4      $ 9 1/2
          Second Quarter........................................   12 7/8       10 3/8
          Third Quarter.........................................   13 3/8        9 1/4
          Fourth Quarter........................................   13 3/4       10
        1994
          First Quarter (through March 11)......................  $16          $12 3/8

     The Company is subject to certain restrictions under its banking arrangements related to the payment of cash dividends on its common stock. During 1993 and 1992, no cash dividends were paid on the Company's common stock and none are anticipated to be paid during 1994.

     At March 11, 1994, there were 7,295 record holders of the common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                     1993 (1)       1992 (1)         1991           1990           1989
                                                    -----------    -----------    -----------    -----------    -----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues............................. $ 2,870,758    $ 2,596,731    $ 2,300,909    $ 2,113,358    $ 2,103,503
Interest income....................................      15,123         14,475         19,995         24,367         22,459
                                                    -----------    -----------    -----------    -----------    -----------
    Total revenues.................................   2,885,881      2,611,206      2,320,904      2,137,725      2,125,962
Costs and expenses:
  Operating and administrative:
    Wages and related..............................   1,585,226      1,479,673      1,354,890      1,256,342      1,263,670
    Other..........................................   1,062,162        915,566        767,512        710,678        698,455
  Interest.........................................      62,413         62,582         68,574         83,198         95,003
  Depreciation and amortization....................      86,127         88,001         88,346         67,288         72,640
  Restructuring costs..............................          --         57,000             --             --        128,104
                                                    -----------    -----------    -----------    -----------    -----------
    Total costs and expenses.......................   2,795,928      2,602,822      2,279,322      2,117,506      2,257,872
                                                    -----------    -----------    -----------    -----------    -----------
Income (loss) before provision for (benefit from)
  income taxes, extraordinary charge and cumulative
  effect of change in accounting for income
  taxes............................................      89,953          8,384         41,582         20,219       (131,910)
Provision for (benefit from) income taxes..........      29,684          4,203         12,410          7,279        (27,701)
                                                    -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary charge and
  cumulative effect of change in accounting for
  income taxes.....................................      60,269          4,181         29,172         12,940       (104,209)
Extraordinary charge, net of income taxes of $1,155
  in 1993 and $5,415 in 1992.......................      (2,345)        (8,835)            --             --             --
Cumulative effect of change in accounting for
  income taxes.....................................          --         (5,454)            --             --             --
                                                    -----------    -----------    -----------    -----------    -----------
Net income (loss).................................. $    57,924    $   (10,108)   $    29,172    $    12,940    $  (104,209)
                                                    -----------    -----------    -----------    -----------    -----------
                                                    -----------    -----------    -----------    -----------    -----------
Income (loss) per share of common stock:
  Before redemption premium on Series A preferred
    stock, extraordinary charge and cumulative
    effect of change in accounting for income
    taxes.......................................... $       .71    $       .04    $       .37    $       .19    $     (1.96)
  Redemption premium on Series A preferred stock...        (.26)            --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------
  Before extraordinary charge and cumulative effect
    of change in accounting for income taxes.......         .45            .04            .37            .19          (1.96)
  Extraordinary charge.............................        (.03)          (.12)            --             --             --
  Cumulative effect of change in accounting for
    income taxes...................................          --           (.07)            --             --             --
                                                    -----------    -----------    -----------    -----------    -----------
  Net income (loss)................................ $       .42    $      (.15)   $       .37    $       .19    $     (1.96)
                                                    -----------    -----------    -----------    -----------    -----------
                                                    -----------    -----------    -----------    -----------    -----------
Shares used to compute per share amounts...........  78,807,000     75,285,000     78,818,000     63,751,000     53,603,000
CONSOLIDATED BALANCE SHEET DATA:
Total assets....................................... $ 1,993,530    $ 1,854,470    $ 1,673,445    $ 1,623,333    $ 1,639,228
Current portion of long-term obligations........... $    42,873    $    29,389    $    35,589    $    50,893    $   263,156
Long-term obligations, excluding current portion... $   706,695    $   712,712    $   628,017    $   694,647    $   599,452
Stockholders' equity............................... $   739,009    $   593,745    $   599,109    $   498,223    $   440,081
OTHER DATA:
Patient days.......................................  29,019,000     29,323,000     29,322,000     30,131,000     33,363,000
Average occupancy percentage.......................        88.6%          88.4%          88.2%          87.3%          87.2%
Number of beds.....................................      85,001         89,298         90,228         91,414         96,268
Number of employees................................      89,000         93,000         93,000         92,000         96,000

- ---------------------

(1) The Company reported restructuring costs, extraordinary charge and cumulative effect of change in accounting for income taxes in 1992, and reported a redemption premium and extraordinary charge in 1993. See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

  Twelve Months 1993 Compared to Twelve Months 1992

     Net income was $57,924,000 for the twelve months ended December 31, 1993, compared to a net loss of $10,108,000 for the same period in 1992. Income before income taxes and extraordinary charge for 1993 was $89,953,000 compared to income before income taxes, extraordinary charge and cumulative effect of a change in accounting for income taxes in 1992 of $8,384,000. The results for 1992 included a $57,000,000 pre-tax restructuring charge related to a program to discontinue the Company's operations of certain facilities.

     During 1993, the Company recorded a $2,345,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized debt issue costs associated with certain debt that was repaid with a portion of the net proceeds from issuance of the Series B preferred stock (as defined herein) as well as certain bond refundings. During 1992, the Company recorded $8,835,000 of extraordinary charges, net of income taxes, related to the acceleration of unamortized debt issue costs associated with the repayment of certain debt. In addition, during 1992, the Company adopted Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes," which resulted in the recording of a $5,454,000 cumulative effect adjustment.

     The Company's annual effective tax rate was 33% for the twelve months ended December 31, 1993, compared to 50% for the same period in 1992. The higher annual effective tax rate in 1992 resulted from the $57,000,000 pre-tax charge mentioned above which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. In addition, the 1993 annual effective tax rate was lower than the statutory rate primarily due to the utilization of certain tax credit carryforwards.

     Net operating revenues and operating and administrative costs increased approximately $274,000,000 and $252,100,000, respectively, for the twelve months ended December 31, 1993, as compared to the same period in 1992. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the twelve-month periods ended December 31, 1993 and 1992 ("same facility operations") of approximately $265,700,000 and $261,700,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $71,400,000 and $64,000,000, respectively, due to the acquisition of 14 facilities in 1993 and 16 facilities in 1992; and decreases in net operating revenues and operating and administrative costs of approximately $63,100,000 and $73,600,000, respectively, due to the disposition of, or lease terminations on, 43 facilities in 1993 and 23 facilities in 1992.

     The increase in net operating revenues for same facility operations for the twelve months ended December 31, 1993, as compared to the same period in 1992, was due to the following: approximately $143,200,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's private and Medicare patients; approximately $103,200,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $12,900,000 due to an improvement in the Company's patient mix; and approximately $11,900,000 due to increases in pharmacy revenues and various other items. The Company's Medicare, private and Medicaid census for same facility operations was 11%, 19%, and 69%, respectively, for the twelve months ended December 31, 1993, compared to 10%, 19%, and 70%, respectively, for the same period in 1992. These increases in net operating revenues were partially offset by approximately $5,500,000 due to one less calendar day during 1993, as compared to 1992.

     The increase in operating and administrative costs for same facility operations for the twelve months ended December 31, 1993, as compared to the same period in 1992, was due to the following: approximately $106,700,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $117,100,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's private and Medicare patients; approximately $15,100,000 due to an increase in the provision for reserves on patient, notes and other receivables primarily as a result of an increase in the Company's private and Medicare revenues, as well as, reductions in the provision for doubtful notes in 1992 due to the reacquisition of certain facilities, which did not recur in 1993; approximately $5,300,000 due to increases in supplies and other variable costs required to meet the needs of the Company's higher-acuity patients; and approximately $17,500,000 due primarily to increases in pharmacy-related costs, utilities and property-related expenses, which include taxes (other than income and payroll taxes), insurance and various other items.

     Ancillary revenues are derived from providing services to residents beyond room and board care. These services include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceutical products and other services. The Company's overall ancillary revenues for the twelve months ended December 31, 1993 were $618,804,000 and represented 22% of total revenues, as compared to $458,281,000 of ancillary revenues for the same period in 1992 which represented 18% of total 1992 revenues. Although the Company is pursuing further growth of ancillary revenues, through expansion of specialty services, such as rehabilitation and subacute care, there can be no assurance that such growth will continue. Growth in ancillary revenues, as well as increases in Medicare census, have also resulted in higher costs for the Company due to the higher acuity services being provided to these patients. The Company's overall ancillary costs, excluding wages and related expenses, were $347,515,000 for the twelve months ended December 31, 1993, compared to $248,156,000 for the same period in 1992.

     Although there was no significant overall fluctuation in interest income or interest expense in 1993 as compared to 1992, several offsetting items influenced these amounts. Interest income increased approximately $1,300,000 due to interest earned on $100,000,000 of the net proceeds from issuance of the Series B preferred stock, which was significantly offset by lower investment yield rates and a decrease in the Company's notes receivable. Interest expense increased approximately $2,000,000 due to the issuance and assumption of long-term obligations in conjunction with the acquisitions of certain nursing facilities, which was significantly offset by the repayment of approximately $45,000,000 of debt with a portion of the net proceeds from issuance of the Series B preferred stock and the conversion of approximately $46,000,000 in principal amount of the Company's 9% Debentures (as defined herein) into common stock. Depreciation and amortization expense decreased approximately $1,900,000 as compared to the same period in 1992 primarily due to the disposition of, or lease terminations on, certain nursing facilities and a reduction in debt issue costs associated with the repayment of certain debt, partially offset by additional depreciation and amortization on acquired facilities.

     The Company's future operating performance will continue to be affected by the issues facing the nursing home industry as a whole, including the maintenance of occupancy, the availability of nursing personnel, the adequacy of funding of governmental reimbursement programs, the demand for nursing home care and the nature of any health care reform measures that may be taken by the federal government, as discussed below, as well as by any state governments. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will also significantly impact its future operating results.

     As a general matter, increases in the Company's operating costs result in higher patient rates under Medicaid programs in subsequent periods. However, the Company's results of operations will continue to be affected by the time lag in most states between increases in reimbursable costs and the receipt of related reimbursement rate increases. Medicaid rate increases, adjusted for inflation, are generally based upon changes in costs for a full calendar year period. The time lag before such costs are reflected in permitted rates varies from state to state, with a substantial portion of the increases taking effect up to 18 months after the related cost increases.

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993
("OBRA - 93") was signed into law. OBRA - 93 includes certain changes in the Medicare program effective October 1, 1993, including, among other things, the elimination of the return on equity provision of the program. The Company cannot currently predict the future impact this change will have on its financial condition and results of operations; however, for the nine months ended September 30, 1993 (prior to the effective date of OBRA - 93) and for the year ended December 31, 1992, the Company recognized pre-tax income of approximately $8,900,000 for each of such periods as a result of the Medicare return on equity provision. In addition, OBRA - 93 increased corporate income tax rates by one percent retroactive to January 1, 1993. This rate change did not have a material effect on the Company's financial position or results of operations in 1993 and is not expected to have a material effect in the future.

     The Clinton Administration has made health care reform one of its top priorities. The White House Task Force on Health Care Reform studied the issue of health care reform and presented its report and recommendations to the Administration. The Administration proposed health care reform legislation to Congress in October 1993. Various other legislative and industry groups continue to study numerous health care issues, including access, delivery and financing of long-term health care. These and other groups' recommendations will likely impact the form and content of future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted affecting the long-term care industry and their impact on the Company. There can be no assurance that any health care reform will not adversely affect the Company's financial position or results of operations.

     The Company does not provide significant postretirement health care, life insurance or other benefits to employees. Accordingly, the requirements of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," did not materially impact the Company's consolidated financial position or results of operations. The Company does not provide significant postemployment health care, life insurance or other benefits to employees. Accordingly, the requirements of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," will not materially impact the Company's consolidated financial position or results of operations when implemented in 1994.

  Twelve Months 1992 Compared to Twelve Months 1991

     Net loss was $10,108,000 for the twelve months ended December 31, 1992, as compared to net income of $29,172,000 for the same period in 1991. During the fourth quarter of 1992, the Company recorded a $57,000,000 pre-tax restructuring charge related to a program to discontinue the Company's operation of 33 nursing facilities with historically poor financial performance, and to replace, relocate or sell certain other assets (the "1992 restructuring program"). Income before income taxes, extraordinary charge and cumulative effect of a change in accounting for income taxes for the twelve months ended December 31, 1992 was $8,384,000 compared to $41,582,000 for the same period in 1991, and income before extraordinary charge and cumulative effect of a change in accounting for income taxes was $4,181,000 for 1992, compared to $29,172,000 in 1991. These reductions, as compared to the prior year, resulted from the $57,000,000 pre-tax restructuring charge discussed above.

     During the first quarter of 1992, the Company recorded a $4,523,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized debt issue costs associated with certain debt that was repaid with the proceeds of a $100,000,000 Bank Credit Facility (as defined herein). At the end of the fourth quarter of 1992, the Company obtained substantial commitments to refinance the remaining debt outstanding under a 1990 credit agreement. Accordingly, in the fourth quarter of 1992, the Company recorded a $4,312,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized debt issue costs associated with the early extinguishment of such remaining debt.

     Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes." As permitted by the Statement, the Company elected not to restate the financial statements of prior years. The cumulative effect as of January 1, 1992 of adopting the Statement was to increase net loss for the year ended December 31, 1992 by $5,454,000. The Company's annual effective tax rate was 50% for the twelve months ended December 31, 1992 as compared to 30% for the same period in 1991. The higher annual effective tax rate in 1992 primarily resulted from the $57,000,000 pre-tax charge discussed above which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. In addition, the

1991 annual effective tax rate was lower than the statutory rate due to various items including a settlement of certain tax issues related to the audit of prior years' tax returns by the Internal Revenue Service.

     Net operating revenues and operating and administrative costs increased approximately $295,800,000 and $272,800,000, respectively, for the twelve months ended December 31, 1992, as compared to the same period in 1991. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the twelve-month periods ended December 31, 1992 and 1991 ("same facility operations") of approximately $281,800,000 and $263,400,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $64,500,000 and $55,800,000, respectively, due to the acquisition of 16 facilities in 1992 and 35 facilities in 1991; and decreases in net operating revenues and operating and administrative costs of approximately $50,500,000 and $46,400,000, respectively, due to the disposition of, or lease terminations on, 23 facilities in 1992 and 28 facilities in 1991.

     The increase in net operating revenues for same facility operations for the twelve months ended December 31, 1992, as compared to the same period in 1991, was due to the following: approximately $140,200,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's private and Medicare patients; approximately $119,500,000 due primarily to increases in Medicaid patient rates, and to a lesser extent, private and Medicare patient rates; approximately $21,800,000 due to an improvement in the Company's patient mix principally due to an increase in Medicare census; approximately $5,100,000 due to one additional calendar day for the twelve months ended December 31, 1992, as compared to the same period in 1991; and approximately $6,200,000 due to various other items. The Company's Medicare, private and Medicaid census for same facility operations was 10%, 19% and 70%, respectively, for the twelve months ended December 31, 1992, as compared to 7%, 20%, and 72%, respectively, for the same period in 1991. The Company's average occupancy for same facility operations was 88.6% for the twelve months ended December 31, 1992 as compared to 88.5% for the same period in 1991. The increases in net operating revenues were partially offset by approximately $11,000,000 of Medicare and Medicaid adjustments during the twelve months ended December 31, 1991, which did not recur in the twelve months ended December 31, 1992.

     The increase in operating and administrative costs for same facility operations for the twelve months ended December 31, 1992, as compared to the same period in 1991, was due to the following: approximately $117,600,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel, increased staffing levels in the Company's nursing facilities to cover increased patient acuity, and the hiring of therapists on staff as opposed to contracting for their services, including a partial offset due to a decrease in registry (temporary personnel) costs for the same period of approximately $5,600,000; approximately $72,400,000 due to increases in contracted professional services primarily as a result of additional ancillary services such as physical therapy provided to the Company's private and Medicare patients; approximately $58,100,000 due to increases in supplies and other variable costs primarily due to additional supplies required to meet the needs of the Company's patients, including a partial offset of approximately $11,800,000 due to reductions in the provision for doubtful notes which primarily resulted from the reacquisition of certain facilities; and approximately $15,300,000 due primarily to increases in property-related expenses, including rent, taxes (other than income and payroll taxes), insurance and various other items.

     Interest expense decreased approximately $6,000,000 as compared to the same period in 1991 primarily due to declining interest rates on the Company's variable rate debt, and to a lesser extent the repurchase of Senior Secured Notes and the repayment of indebtedness under a 1990 credit agreement as a result of the sale of common stock on April 4, 1991. Interest income decreased approximately $5,500,000 as compared to the same period in 1991 primarily due to lower investment yield rates and decreases in notes receivable and invested funds.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1993, the Company had approximately $73,773,000 in cash and cash equivalents and net working capital of approximately $151,869,000. The Company anticipates that approximately $25,368,000 of its existing cash at December 31, 1993, while not legally restricted, will be utilized for funding insurance claims, and the Company does not expect to use such cash for other purposes. The Company had $50,000,000 of unused commitments under its Bank Revolving Credit Facility and $15,000,000 of unused commitments under its Commercial Paper Program as of December 31, 1993.

     Net cash provided by operating activities for the year ended December 31, 1993, was approximately $130,877,000, an increase of approximately $32,311,000 from the prior year primarily as a result of certain income tax payments made during the twelve months ended December 31, 1992 which did not recur in 1993 and an increase in deferred taxes in 1993 over 1992. The Company also experienced an increase in collections on accounts receivable in 1993 as compared to 1992, which amount was primarily used to pay accounts payable and other accrued expenses. Net cash provided by financing activities during the year ended December 31, 1993 was approximately $38,872,000. The Company repaid approximately $99,899,000 of long-term obligations primarily with approximately $45,000,000 of the net proceeds from the Preferred Stock offering (as discussed below), a portion of the proceeds from a $20,000,000 Senior Secured Term Loan Facility, a portion of the proceeds from issuance of $50,000,000 of First Mortgage Bonds (as discussed below) and a portion of the proceeds from issuance of $25,000,000 of 8.75% Notes (as discussed below). Net cash used for investing activities during the year ended December 31, 1993 was approximately $145,573,000. The Company primarily used cash generated from operations to fund capital expenditures and construction totaling approximately $95,364,000 and primarily used proceeds from the issuance of long-term obligations to fund the acquisition of nursing facilities, including certain previously leased facilities.

     In April 1993, the Company registered with the Securities and Exchange Commission $100,000,000 aggregate principal amount of First Mortgage Bonds (the "First Mortgage Bonds Registration Statement") which are to be offered from time to time as separate series in amounts, at prices and on terms to be determined at the time of sale. Pursuant to such registration, the Company issued two series of First Mortgage Bonds in 1993. On April 22, 1993, the Company issued $20,000,000 aggregate principal amount of 8.75% First Mortgage Bonds (the "Series A Bonds") due July 1, 2008. On July 22, 1993, the Company issued $30,000,000 aggregate principal amount of 8.625% First Mortgage Bonds (the "Series B Bonds") due October 1, 2008. In November 1993, the Company filed a Registration Statement with the Securities and Exchange Commission to amend the First Mortgage Bonds Registration Statement to allow the Company to issue senior unsecured notes, subordinated unsecured notes, or other evidences of indebtedness, as well as First Mortgage Bonds, (collectively, the "Debt Securities") for the remaining $50,000,000 available under the First Mortgage Bonds Registration Statement. On December 22, 1993, the Company issued $25,000,000 aggregate principal amount of 8.75% Notes (the "8.75% Notes"), which are unsecured obligations of the Company, due December 31, 2003. The Company used the net proceeds from issuance of the Series A Bonds, the Series B Bonds and the 8.75% Notes to finance the purchase of nine nursing facilities, to finance construction of a new nursing facility, to refinance certain existing indebtedness with respect to 20 nursing facilities, which debt had a weighted average annual interest rate of 12.1%, and for general corporate purposes.

     On August 5, 1993, the Company completed the sale of 3,000,000 shares of $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Series B preferred stock") through a public offering (the "Preferred Stock offering") for net proceeds of approximately $145,000,000. On January 3, 1994, the Company used approximately $100,000,000 of such net proceeds to redeem all of the Company's cumulative convertible preferred stock (the "Series A preferred stock"). The Series A preferred stock dividend rate was scheduled to increase from 1% to 10% on January 1, 1994. The remainder of the net proceeds was used to repay approximately $45,000,000 of the Term Loan under the Bank Credit Facility. The $20,000,000 excess (the "redemption premium") paid above the $80,000,000 original recorded value of the Series A preferred stock was charged to the Company's retained earnings during the twelve months ended December 31, 1993. Although such amount did not impact the Company's net income, for accounting purposes the $20,000,000 redemption premium was treated as a reduction to income available to common stockholders in the calculation of earnings per share for the twelve-month period ended December 31, 1993.

     During the twelve months ended December 31, 1993, the Board of Directors approved the redemption of approximately $46,000,000 in principal amount of the Company's 9% convertible subordinated debentures (the "9% Debentures"). By the close of business on August 18, 1993, all of the 9% Debentures had been converted to common stock of the Company. Outstanding shares of the Company's common stock increased by approximately 7,131,800 shares as a result of the conversion of the 9% Debentures. Primarily as a result of the Preferred Stock offering and the use of the net proceeds therefrom, and the conversion of the 9% Debentures into shares of the Company's common stock, the Company's debt to equity ratio improved to 1 to 1 at December 31, 1993, as compared to 1.2 to 1 at December 31, 1992.

     In January 1994, the Company sold or subleased 27 nursing facilities (2,344 beds) in the state of Texas for cash proceeds of approximately $31,000,000. In addition, on January 26, 1994, an option grant for 1,000,000 common shares at $12.00 per share was exercised in full and the Company received $12,000,000 in cash proceeds. The Company intends to file a Registration Statement with the Securities and Exchange Commission to register such 1,000,000 shares.

     The Company believes that working capital from operations, borrowings under its banking arrangements and Commercial Paper Program, proceeds from issuance of Debt Securities, refinancings of certain existing indebtedness, and proceeds from the sale of facilities and the exercise of the option grant discussed above will be adequate to repay its debts due within one year of approximately $42,873,000, to make normal recurring capital additions and improvements for the twelve months ending December 31, 1994 of approximately $100,000,000, to make selective acquisitions, including the purchase of previously-leased facilities, and to meet working capital requirements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young, Independent Auditors.........................................   19
Consolidated Balance Sheets...........................................................   20
Consolidated Statements of Operations.................................................   21
Consolidated Statements of Stockholders' Equity.......................................   22
Consolidated Statements of Cash Flows.................................................   23
Notes to Consolidated Financial Statements............................................   24
Supplementary Data (Unaudited) -- Quarterly Financial Data............................   40

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 7 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes.

Little Rock, Arkansas
February 4, 1994

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1993           1992
                                                                      ----------     ----------
Current assets:
  Cash and cash equivalents.......................................    $   73,773     $   49,597
  Accounts receivable -- patient, less allowance for doubtful
     accounts: 1993 -- $19,561; 1992 -- $17,383...................       340,249        316,471
  Accounts receivable -- nonpatient, less allowance for doubtful
     accounts: 1993 -- $343; 1992 -- $823.........................         6,329          8,691
  Notes receivable................................................         4,617          7,183
  Operating supplies..............................................        62,915         64,683
  Deferred income taxes...........................................        27,050         37,481
  Prepaid expenses and other......................................        33,817         35,174
                                                                      ----------     ----------
          Total current assets....................................       548,750        519,280
Property and equipment, net.......................................     1,153,370      1,041,655
Other assets:
  Notes receivable, less allowance for doubtful notes:
     1993 -- $10,440; 1992 -- $7,364..............................        41,689         42,806
  Designated and restricted funds.................................        44,948         54,285
  Goodwill, net...................................................        72,209         72,308
  Operating and leasehold rights and licenses, net................        25,819         30,660
  Other, net......................................................       106,745         93,476
                                                                      ----------     ----------
          Total other assets......................................       291,410        293,535
                                                                      ----------     ----------
                                                                      $1,993,530     $1,854,470
                                                                      ----------     ----------
                                                                      ----------     ----------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................    $  119,212     $  115,031
  Accrued wages and related liabilities...........................       126,909        109,962
  Accrued interest................................................         9,519         11,085
  Accrued restructuring costs.....................................        34,310         48,053
  Other accrued liabilities.......................................        64,058         68,734
  Current portion of long-term obligations........................        42,873         29,389
                                                                      ----------     ----------
          Total current liabilities...............................       396,881        382,254
Long-term obligations.............................................       706,695        712,712
Deferred income taxes payable.....................................        72,765         78,488
Other liabilities and deferred items..............................        78,180         87,271
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
     Series A, shares issued and outstanding: 999,999.............       100,000         80,000
     Funds designated for the redemption of Series A preferred
      stock.......................................................      (100,000)            --
     Series B, shares issued and outstanding: 3,000,000...........       150,000             --
  Common stock, shares issued: 1993 -- 85,845,400;
     1992 -- 78,307,040...........................................         8,585          7,831
  Additional paid-in capital......................................       578,239        536,528
  Retained earnings...............................................        42,320          9,521
  Treasury stock, at cost: 3,977,800 shares.......................       (40,135)       (40,135)
                                                                      ----------     ----------
          Total stockholders' equity..............................       739,009        593,745
                                                                      ----------     ----------
                                                                      $1,993,530     $1,854,470
                                                                      ----------     ----------
                                                                      ----------     ----------

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1993          1992          1991
                                                         ---------     ---------     ---------
Net operating revenues................................. $2,870,758    $2,596,731    $2,300,909
Interest income........................................     15,123        14,475        19,995
                                                         ---------     ---------     ---------
          Total revenues...............................  2,885,881     2,611,206     2,320,904
Costs and expenses:
  Operating and administrative:
     Wages and related.................................  1,585,226     1,479,673     1,354,890
     Other.............................................  1,062,162       915,566       767,512
  Interest.............................................     62,413        62,582        68,574
  Depreciation and amortization........................     86,127        88,001        88,346
  Restructuring costs..................................         --        57,000            --
                                                         ---------     ---------     ---------
          Total costs and expenses.....................  2,795,928     2,602,822     2,279,322
                                                         ---------     ---------     ---------
Income before provision for income taxes, extraordinary
  charge and cumulative effect of change in accounting
  for income taxes.....................................     89,953         8,384        41,582
Provision for income taxes.............................     29,684         4,203        12,410
                                                         ---------     ---------     ---------
Income before extraordinary charge and cumulative
  effect of change in accounting for income taxes......     60,269         4,181        29,172
Extraordinary charge, net of income taxes of $1,155 in
  1993 and $5,415 in 1992..............................     (2,345)       (8,835)           --
Cumulative effect of change in accounting for income
  taxes................................................         --        (5,454)           --
                                                         ---------     ---------     ---------
Net income (loss)...................................... $   57,924     $ (10,108)    $  29,172
                                                         ---------     ---------     ---------
                                                         ---------     ---------     ---------
Income (loss) per share of common stock:
  Before redemption premium on Series A preferred
     stock, extraordinary charge and cumulative effect
     of change in accounting for income taxes.......... $      .71     $     .04     $     .37
  Redemption premium on Series A preferred stock.......       (.26)           --            --
                                                         ---------     ---------     ---------
  Before extraordinary charge and cumulative effect of
     change in accounting for income taxes.............        .45           .04           .37
  Extraordinary charge.................................       (.03)         (.12)           --
  Cumulative effect of change in accounting for
     income taxes......................................         --          (.07)           --
                                                         ---------     ---------     ---------
  Net income (loss).................................... $      .42     $    (.15)    $     .37
                                                         ---------     ---------     ---------
                                                         ---------     ---------     ---------
Shares used to compute per share amounts...............     78,807        75,285        78,818
                                                         ---------     ---------     ---------
                                                         ---------     ---------     ---------

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                       YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                           --------------------------------------------------------------------
                                                                   ADDITIONAL   RETAINED
                                           PREFERRED      COMMON    PAID-IN     EARNINGS   TREASURY
                                             STOCK        STOCK     CAPITAL     (DEFICIT)   STOCK       TOTAL
                                           ---------      ------   ----------   --------   --------   ---------
Balances at December 31, 1990............  $  80,000      $6,995    $ 455,906   $ (4,543)  $(40,135)  $ 498,223
  Issuance of 6,900,000 common shares....         --        690        69,041         --         --      69,731
  Employee stock transactions, net.......         --         76         5,907         --         --       5,983
  Preferred stock dividends..............         --         --            --     (4,000)        --      (4,000)
  Net income.............................         --         --            --     29,172         --      29,172
                                           ---------      ------   ----------   --------   --------   ---------
Balances at December 31, 1991............     80,000      7,761       530,854     20,629    (40,135)    599,109
  Employee stock transactions, net.......         --         70         5,674         --         --       5,744
  Preferred stock dividends..............         --         --            --     (1,000)        --      (1,000)
  Net loss...............................         --         --            --    (10,108)        --     (10,108)
                                           ---------      ------   ----------   --------   --------   ---------
Balances at December 31, 1992............     80,000      7,831       536,528      9,521    (40,135)    593,745
  Issuance of 3,000,000 shares of Series
     B preferred stock...................    150,000         --        (5,500)        --         --     144,500
  Funds designated for the redemption of
     Series A preferred stock............   (100,000)        --            --         --         --    (100,000)
  Redemption premium on Series A
     preferred stock.....................     20,000         --            --    (20,000)        --          --
  Conversion of 9% Debentures into common
     shares..............................         --        713        43,770         --         --      44,483
  Employee stock transactions, net.......         --         41         3,441         --         --       3,482
  Preferred stock dividends..............         --         --            --     (5,125)        --      (5,125)
  Net income.............................         --         --            --     57,924         --      57,924
                                           ---------      ------   ----------   --------   --------   ---------
Balances at December 31, 1993............  $ 150,000(1)   $8,585    $ 578,239   $ 42,320   $(40,135)  $ 739,009
                                           ---------      ------   ----------   --------   --------   ---------
                                           ---------      ------   ----------   --------   --------   ---------

- ---------------

(1) Amount represents the liquidation value of the Series B preferred stock. The Series A preferred stock was outstanding at December 31, 1993 with funds designated for its redemption. The Series A preferred stock was redeemed on January 3, 1994.

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             ---------    ---------    --------
Cash flows from operating activities:
  Net income (loss)......................................... $  57,924    $ (10,108)   $ 29,172
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    86,127       88,001      88,346
     Provision for reserves and discounts on patient, notes
       and other receivables, net...........................    20,767        3,869      25,223
     Extraordinary charge...................................     3,500       14,250          --
     (Gains) losses on dispositions of facilities and other
       assets, net..........................................    (3,667)         772          97
     Deferred taxes, including cumulative effect of a change
       in accounting for income taxes.......................     4,708      (14,674)     (2,699)
     Net increase (decrease) in insurance reserves..........    (3,037)       4,398       7,078
     Restructuring costs....................................        --       57,000          --
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
       Accounts receivable -- patient.......................   (40,783)     (74,654)    (22,943)
       Operating supplies...................................       847        2,719      (6,793)
       Prepaid expenses and other receivables...............     5,247       (2,840)      3,627
       Accounts payable and other accrued expenses..........     7,792       41,862      (6,008)
       Income taxes payable.................................       366       (8,119)     11,239
       Other, net...........................................    (8,914)      (3,910)      2,574
                                                             ---------    ---------    --------
          Total adjustments.................................    72,953      108,674      99,741
                                                             ---------    ---------    --------
          Net cash provided by operating activities.........   130,877       98,566     128,913
Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired...........   (49,973)     (50,723)    (19,695)
  Proceeds from dispositions of facilities and other
     assets.................................................     9,952       10,087         487
  Payments on notes receivable..............................     6,604       10,308      17,403
  Capital expenditures......................................   (83,995)     (68,398)    (52,068)
  Construction in progress, net.............................   (11,369)      (9,211)     (8,160)
  Other.....................................................   (16,792)     (15,566)     (1,347)
                                                             ---------    ---------    --------
          Net cash used for investing activities............  (145,573)    (123,503)    (63,380)
Cash flows from financing activities:
  Proceeds from issuance of Series B preferred stock, net...   144,500           --          --
  Funds designated for the redemption of Series A preferred
     stock..................................................  (100,000)          --          --
  Proceeds from issuance of long-term obligations...........   100,541      151,196      45,478
  Repayments of long-term obligations.......................   (99,899)    (106,756)   (152,930)
  Proceeds from issuance of common stock, net...............        --           --      69,731
  Deferred financing costs..................................   (10,290)     (10,286)     (7,596)
  Dividends paid on preferred stock.........................    (3,063)      (1,000)     (4,000)
  Proceeds from exercise of stock options...................     2,537        3,535       3,295
  Proceeds from (deposits to) designated funds, net.........     4,546          972        (504)
                                                             ---------    ---------    --------
          Net cash provided by (used for) financing
            activities......................................    38,872       37,661     (46,526)
                                                             ---------    ---------    --------
Net increase in cash and cash equivalents...................    24,176       12,724      19,007
Cash and cash equivalents at beginning of year..............    49,597       36,873      17,866
                                                             ---------    ---------    --------
Cash and cash equivalents at end of year.................... $  73,773    $  49,597    $ 36,873
                                                             ---------    ---------    --------
                                                             ---------    ---------    --------
Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest (net of amount capitalized)................... $  63,979    $  63,541    $ 67,558
     Income taxes (net of refunds)..........................    17,226       32,233       3,045

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries. The consolidated financial statements of the Company, which provides long-term health care including the operation of nursing facilities and subacute units, pharmacies, retirement living projects, and home health care centers, include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation or, where appropriate, the present value of the related capital lease obligations less accumulated amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets.

  Intangible Assets

     Operating and leasehold rights and licenses (stated at cost less accumulated amortization of $23,059,000 in 1993 and $24,314,000 in 1992) are being amortized over the lives of the related assets (principally 40 years) and leases (principally 10 to 15 years), using the straight-line method. Goodwill (stated at cost less accumulated amortization of $21,183,000 in 1993 and $19,248,000 in 1992) is being amortized over 40 years or, if applicable, the life of the lease using the straight-line method. On an ongoing basis, the Company reviews the valuation and amortization of intangible assets. As part of this ongoing review, the Company takes into consideration any events or circumstances that could impair the carrying value of such assets.

  Insurance

     The Company insures general liability and workers' compensation risks, in most states, through insurance policies with third parties, some of which may be subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd., a wholly-owned subsidiary of Beverly California Corporation, which is a wholly-owned subsidiary of the Company. The liabilities for estimated incurred losses are discounted at 10% in 1993 and 1992 to their present value based on expected loss payment patterns determined by independent actuaries. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                                       1993         1992
                                                                     --------     --------
    Accrued wages and related liabilities..........................  $ 31,665     $ 28,882
    Other accrued liabilities......................................     5,152        5,478
    Other liabilities and deferred items...........................    65,387       72,667
                                                                     --------     --------
                                                                     $102,204     $107,027
                                                                     --------     --------
                                                                     --------     --------

     On an undiscounted basis, the total insurance liabilities as of December 31, 1993 and 1992 were $132,333,000 and $137,605,000, respectively. As of
December 31, 1993, the Company has deposited approximately $50,365,000 in funds that are restricted for the payment of insured claims. These funds are

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

invested primarily in United States government securities with maturity dates ranging primarily from one to five years and are carried at cost, which approximates market value, and are included in the consolidated balance sheet captions "Prepaid expenses and other" and "Designated and restricted funds." In addition, the Company anticipates that approximately $25,368,000 of its existing cash at December 31, 1993, while not legally restricted, will be utilized for funding insurance claims and the Company does not expect to use such cash for other purposes.

  Revenues

     The Company's revenues are derived primarily from providing long-term health care services. Approximately 80.1% in 1993, 79.9% in 1992 and 78.8% in 1991 of the Company's room and board revenues were derived from funds under federal and state medical assistance programs, and approximately $267,035,000, $249,413,000 and $196,082,000 of the Company's patient accounts receivable at December 31, 1993, 1992, and 1991, respectively, are due from such programs. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement.

  Concentration of Credit Risk

     The Company has significant accounts receivable, notes receivable and other assets whose collectibility or realizability is dependent upon the performance of certain governmental programs, primarily Medicaid and Medicare. These receivables and other assets represent the only concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an adequate provision has been made for the possibility of these receivables and other assets proving uncollectible and continually monitors and adjusts these allowances as necessary.

  Earnings per share

     Primary earnings per share for the year ended December 31, 1993 was computed by dividing net income after deduction of preferred stock dividends and the $20,000,000 redemption premium on the Series A preferred stock, discussed below, by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the year ended December 31, 1993 was computed as above and assumed conversion of the Company's 9% convertible subordinated debentures and other notes. Conversion of the Company's 7.625% convertible subordinated debentures would have an anti-dilutive effect and, therefore, was not assumed. During the year ended December 31, 1993, the Company charged retained earnings for the $20,000,000 excess (the "redemption premium") to be paid to redeem the Company's cumulative convertible preferred stock (the "Series A preferred stock") above its $80,000,000 original recorded value. Although this amount did not impact the Company's net income, for accounting purposes the $20,000,000 redemption premium was treated as a reduction to income available to common stockholders in the calculation of earnings per share for the year ended December 31, 1993.

     Primary and fully diluted earnings per share for the year ended December 31, 1992 were computed by dividing net income after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     Primary earnings per share for the year ended December 31, 1991 was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included the Company's Series A preferred stock and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the year ended December 31, 1991 was computed as above and assumed conversion of the Company's other notes. Conversion of the Company's 7.625% and 9% convertible subordinated debentures would have an anti-dilutive effect and, therefore, were not assumed.

  Other

     Certain prior year amounts have been reclassified to conform with the 1993 presentation.

2. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 1992, the Company recognized a $57,000,000 pre-tax restructuring charge related to a program to discontinue the Company's operation of 33 nursing facilities with historically poor financial performance, and to replace, relocate or sell certain other assets (the "1992 restructuring program"). This charge included the estimated operating losses to be incurred by these 33 facilities during the anticipated period required to implement the program. Certain transactions which were reserved as part of the 1992 restructuring program were not completed by the originally anticipated one-year implementation period; however, the Company anticipates that the remaining transactions will be substantially completed during the first six months of 1994. The Company evaluates the reserves established in connection with the remaining transactions on a regular basis, and believes the current reserves are adequate.

     During the year ended December 31, 1993, the Company acquired three nursing facilities (328 beds) and leasehold interests in eight nursing facilities (829 beds) and one retirement living project (69 units), all of which were previously managed by the Company, in addition to one nursing facility (60 beds) and one retirement living project (187 units) not previously operated by the Company. The acquisitions of such facilities, and certain other assets, were accounted for as purchases and were consummated with approximately $6,915,000 cash, approximately $18,232,000 assumed and acquired debt, approximately $858,000 of security and other deposits and approximately $454,000 reduction in receivables. In addition, the Company acquired 25 nursing facilities (2,706 beds) and two retirement living projects (435 units), which were previously leased by the Company, for approximately $38,381,000 cash (including approximately $5,000,000 borrowed under the Company's revolving credit agreement), approximately $5,541,000 issuance of debt, approximately $42,285,000 assumed and acquired debt and approximately $2,313,000 of security and other deposits. The operations of these facilities were immaterial to the Company's financial position and results of operations.

     During the year ended December 31, 1993, the Company sold or terminated the leases on 40 nursing facilities (4,511 beds) (20 of such facilities were included in the 33 facilities discussed above) and three retirement living projects (230 units) (two of which were included in the 33 facilities discussed above). The Company recognized pre-tax losses of approximately $3,769,000 as a result of these dispositions, which was primarily included in the $57,000,000 pre-tax restructuring charge discussed above. In addition, the Company sold certain other assets for pre-tax gains of approximately $4,850,000. Dispositions of such facilities and other assets were consummated for approximately $9,583,000 cash and approximately $5,460,000 assumption of debt. The operations of these facilities were immaterial to the Company's financial position and results of operations.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

2. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

     In January 1994, the Company sold or subleased 27 nursing facilities (2,344 beds) in the state of Texas for cash proceeds of approximately $31,000,000. The sale and sublease of these nursing facilities will not have a material impact on the Company's financial position or results of operations, and the operations of these facilities were immaterial to the Company.

     During the year ended December 31, 1992, the Company acquired 15 nursing facilities (1,669 beds), one retirement living project (24 units) and other assets, accounted for as purchases. The acquisitions were consummated with approximately $6,112,000 cash, approximately $25,639,000 issuance of debt, approximately $20,221,000 assumed and acquired debt and approximately $13,230,000 reduction in notes receivable, which the Company previously took as partial payment for the original sale of certain of the nursing facilities and interest receivable thereon. In addition, the Company acquired 14 nursing facilities (1,450 beds), which were previously leased by the Company, for approximately $12,809,000 cash, approximately $8,340,000 issuance of debt, approximately $11,325,000 assumed and acquired debt and approximately $841,000 of security and other deposits. In addition, the Company sold or terminated the leases on 22 nursing facilities (2,379 beds) (five of such facilities were included in the 33 facilities discussed above) and one retirement living project (77 units) (which was included in the 33 facilities discussed above) for approximately $1,282,000 cash and approximately $4,610,000 notes. The Company recognized pre-tax losses of approximately $5,394,000 as a result of these dispositions, a portion of which was included in the $57,000,000 pre-tax restructuring charge discussed above. The operations of these facilities were immaterial to the Company's financial position and results of operations.

     During the year ended December 31, 1991, the Company acquired 35 nursing facilities (2,963 beds), accounted for as purchases, including 16 leased facilities, and other assets. The acquisitions were consummated with approximately $5,265,000 cash, approximately $26,777,000 assumed and acquired debt, approximately $1,682,000 security deposits and approximately $21,956,000 reduction in notes receivable, which the Company previously took as partial payment for the original sale of certain of the nursing facilities. In addition, the Company acquired seven nursing facilities (841 beds), which were previously leased by the Company, for approximately $14,521,000 cash and approximately $630,000 of security deposits. The Company sold or terminated the leases on 28 nursing facilities (3,775 beds) for approximately $1,155,000 cash and approximately $601,000 notes and recognized pre-tax losses of approximately $7,450,000 as a result of these dispositions, a portion of which was included in the $128,104,000 pre-tax restructuring charges taken as a result of an asset disposition program in 1989. The operations of these facilities were immaterial to the Company's financial position and results of operations.

3.  PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization by major classifications at December 31 (in thousands):

                                                          TOTAL                     OWNED                   LEASED
                                                  ----------------------    ----------------------    ------------------
                                                    1993         1992         1993         1992        1993       1992
                                                  ---------    ---------    ---------    ---------    -------    -------
Land, buildings and improvements................  $1,371,499   $1,241,638   $1,313,082   $1,182,174   $58,417    $59,464
Furniture and equipment.........................    293,379      266,977      286,762      259,322      6,617      7,655
Construction in progress........................     33,103       22,285       33,103       22,285         --         --
                                                  ---------    ---------    ---------    ---------    -------    -------
                                                  1,697,981    1,530,900    1,632,947    1,463,781     65,034     67,119
Less accumulated depreciation and
  amortization..................................    544,611      489,245      505,387      450,054     39,224     39,191
                                                  ---------    ---------    ---------    ---------    -------    -------
                                                  $1,153,370   $1,041,655   $1,127,560   $1,013,727   $25,810    $27,928
                                                  ---------    ---------    ---------    ---------    -------    -------
                                                  ---------    ---------    ---------    ---------    -------    -------

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

3. PROPERTY AND EQUIPMENT -- (CONTINUED)
     The Company provides depreciation and amortization using the straight-line method over the following estimated useful lives: land improvements -- 5 to 15 years; buildings -- 35 to 40 years; building improvements -- 5 to 20 years; leasehold improvements -- 5 to 20 years or term of lease, if less; furniture and equipment -- 5 to 15 years. Capitalized lease assets are amortized over the remaining initial terms of the leases.

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 1993, 1992 and 1991 was $71,730,000, $68,214,000
and $65,051,000, respectively.

4. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31 (dollars in thousands except per share amounts):

                                                                            1993        1992
                                                                          --------    --------
Notes and mortgages, less imputed interest: 1993 -- $625; 1992 -- $812, due in installments through the year 2020, at effective interest rates of 3.32% to 13.00%, a portion of which is secured by property, equipment and other assets with a net book value of $252,955 at
  December 31, 1993.....................................................  $147,491    $170,773
Industrial development revenue bonds, less imputed interest:
  1993 -- $239; 1992 -- $481, due in installments through the year 2019, at effective interest rates of 2.40% to 11.50%, a portion of which is secured by property and other assets with a net book value of $278,000
  at December 31, 1993..................................................   278,794     236,586
Term loan under the Bank Credit Facility due in quarterly installments
  from June 1995 through March 24, 1999.................................    55,000     100,000
Term loan under the Nippon Credit Agreement due in quarterly
  installments from June 1996 through March 3, 2000.....................    20,000          --
Term loan due in quarterly installments through December 31, 1993
  (refinanced on March 3, 1993).........................................        --      13,208
Senior secured notes, face amount, less unamortized discount:
  1993 -- $106; 1992 -- $135............................................    17,644      17,615
8 3/4% First Mortgage Bonds (Series A) due July 1, 2008, secured by first mortgages on eight nursing facilities with an aggregate net book
  value of $17,194 at December 31, 1993.................................    20,000          --
8 5/8% First Mortgage Bonds (Series B) due October 1, 2008, secured by first mortgages on 11 nursing facilities with an aggregate net book
  value of $30,213 at December 31, 1993.................................    30,000          --
8 3/4% Notes due December 31, 2003, unsecured...........................    25,000          --
Commercial paper, face amount less unamortized discount: 1993 -- $188;
  1992 -- $126, with effective interest rates from 3.25% to 3.45%, secured by eligible receivables of selected nursing facilities of
  $74,282 at December 31, 1993..........................................    49,812      49,874
7.625% convertible subordinated debentures due March 15, 2003,
  convertible at $20.47 per share.......................................    67,924      67,924
9.00% convertible subordinated debentures due August 15, 2000,
  convertible at $6.45 per share........................................        --      46,000
Zero coupon notes, face amount, less unamortized discount:
  1993 -- $1,589; 1992 -- $1,880, maturing July 16, 2003, anticipated to be due September 30, 1994, convertible into 13.32 common shares per $1
  note..................................................................     1,428       1,462
                                                                          --------    --------
                                                                           713,093     703,442
Present value of capital lease obligations, less imputed interest:
  1993 -- $1,329; 1992 -- $1,465, at effective interest rates of 7.50%
  to 13.00%.............................................................    36,475      38,659
                                                                          --------    --------
                                                                           749,568     742,101
Less amounts due within one year........................................    42,873      29,389
                                                                          --------    --------
                                                                          $706,695    $712,712
                                                                          --------    --------
                                                                          --------    --------

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

4. LONG-TERM OBLIGATIONS -- (CONTINUED)
     By December 31, 1992, the Company had obtained substantial commitments to refinance the remaining debt outstanding under a 1990 credit agreement. Accordingly, in 1992, the Company recorded a $4,312,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized debt issue costs associated with the early extinguishment of this debt. On March 3, 1993, the Company closed such refinancing and entered into a $20,000,000 Credit Agreement (the "Nippon Credit Agreement") and a $135,000,000 Credit Agreement (the "Morgan Credit Agreement"). The Nippon Credit Agreement provides for a seven-year term loan (the "Nippon Term Loan"). The proceeds from the Nippon Term Loan were used to repay the remaining balance outstanding under a term loan provided by the 1990 credit agreement, and to fund, among other things, the purchase of certain previously-leased facilities. The Morgan Credit Agreement originally provided for a $35,000,000 Working Capital Revolving Credit Facility (the "Revolver") and a $100,000,000 Letter of Credit Facility (the "LOC Facility"). Effective September 30, 1993, the Morgan Credit Agreement was amended to increase the Revolver to $50,000,000 and to decrease the LOC Facility to $85,000,000. The Revolver and the LOC Facility replaced the Company's revolving credit facility and letter of credit facility originally entered into under the 1990 credit agreement. The Nippon Term Loan bears interest at the Prime Rate, as defined, plus 1.50% or Adjusted LIBOR plus 2.50%, at the Company's option, and requires interest-only payments for the first three years. Amounts outstanding under the Revolver bear interest at Adjusted LIBOR plus 1.25% or the Base Rate, as defined, plus .25%, at the Company's option, until maturity on February 15, 1996. At December 31, 1993, there were no outstanding borrowings under the Revolver. The Company pays certain commitment fees and commissions with respect to the Revolver and the LOC Facility.

     The Nippon Credit Agreement is secured by a mortgage interest in 13 nursing facilities with a net book value totaling approximately $16,392,000 at December 31, 1993, and a security interest in certain personal property. The Morgan Credit Agreement is secured by a mortgage interest in 61 nursing facilities with net book value totaling approximately $78,836,000 at December 31, 1993, a security interest in certain personal property and a security interest in the stock of substantially all of the Company's operating subsidiaries. These credit agreements each impose on the Company certain financial tests and certain restrictive covenants.

     During 1992, the Company executed a $100,000,000 Bank Credit Facility (the "Bank Credit Facility") which provides for a seven-year term loan (the "Term Loan"). The Company incurred an extraordinary charge in 1992 of $4,523,000, net of income taxes, related to the acceleration of unamortized debt issue costs associated with the early extinguishment of certain debt that was repaid with a portion of the proceeds from the Bank Credit Facility. A portion of the net proceeds from the Preferred Stock offering (as discussed below) was used to repay approximately $45,000,000 of the Term Loan during 1993. Accordingly, in 1993, the Company recorded a $2,345,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized debt issue costs associated with such debt as well as certain bond refundings. The Term Loan bears interest at Adjusted LIBOR plus 2.50% or the Prime Rate, as defined, plus 1.50%, at the Company's option, and requires interest-only payments for the first three years. The Bank Credit Facility is secured by a mortgage interest in 68 nursing facilities and retirement centers with net book value totaling approximately $130,358,000 at December 31, 1993, and a security interest in certain personal property and imposes on the Company certain financial tests and restrictive covenants.

     As of December 31, 1993, the Company had $17,750,000 of fixed rate senior secured notes (the "Senior Secured Notes") outstanding which were previously issued in conjunction with a refinancing in 1990. The Senior Secured Notes have interest payable semi-annually at 14.25%, require a sinking fund payment on December 15, 1996 and mature on December 15, 1997. The Senior Secured Notes are secured by a mortgage interest in 20 nursing facilities with net book value totaling approximately $28,156,000 at December 31, 1993,

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

4. LONG-TERM OBLIGATIONS -- (CONTINUED)

and a security interest in certain personal property and impose on the Company certain financial tests and certain restrictive covenants.

     In April 1993, the Company registered with the Securities and Exchange Commission $100,000,000 aggregate principal amount of First Mortgage Bonds (the "First Mortgage Bonds Registration Statement") which are to be offered from time to time as separate series in amounts, at prices and on terms to be determined at the time of sale. Pursuant to such registration, the Company issued two series of First Mortgage Bonds in 1993. On April 22, 1993, the Company issued $20,000,000 aggregate principal amount of 8.75% First Mortgage Bonds (the "Series A Bonds") due July 1, 2008. On July 22, 1993, the Company issued $30,000,000 aggregate principal amount of 8.625% First Mortgage Bonds (the "Series B Bonds") due October 1, 2008. In November 1993, the Company filed a Registration Statement with the Securities and Exchange Commission to amend the First Mortgage Bonds Registration Statement to allow the Company to issue senior unsecured notes, subordinated unsecured notes, or other evidences of indebtedness, as well as First Mortgage Bonds, (collectively, the "Debt Securities") for the remaining $50,000,000 available under the First Mortgage Bonds Registration Statement. On December 22, 1993, the Company issued $25,000,000 aggregate principal amount of 8.75% Notes (the "8.75% Notes"), which are unsecured obligations of the Company, due December 31, 2003. The Company used the net proceeds from issuance of the Series A Bonds, the Series B Bonds and the 8.75% Notes to finance the purchase of nine nursing facilities, to finance construction of a new nursing facility, to refinance certain existing indebtedness with respect to 20 nursing facilities, which debt had a weighted average annual interest rate of 12.1%, and for general corporate purposes.

     As of December 31, 1993, $50,000,000 was outstanding under the Company's Commercial Paper Program, pursuant to which eligible receivables of selected nursing facilities are sold to Beverly Funding Corporation ("Beverly Funding"), a wholly-owned subsidiary of the Company. The commercial paper has due dates ranging primarily from one to three months, and is backed by a commercial paper liquidity facility due December 31, 1995. The Company's maximum borrowing level under the program is $65,000,000. At December 31, 1993, Beverly Funding had total assets of approximately $75,951,000 which cannot be used to satisfy claims of the Company or any of its subsidiaries.

     On August 5, 1993, the Company completed the sale of 3,000,000 shares of $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Series B preferred stock") through a public offering (the "Preferred Stock offering") for net proceeds of approximately $145,000,000. On January 3, 1994, the Company used approximately $100,000,000 of such net proceeds to redeem all of the Company's Series A preferred stock. The remainder of the net proceeds was used to repay approximately $45,000,000 of the Term Loan under the Bank Credit Facility. Had the Preferred Stock offering been completed prior to January 1, 1993, and the net proceeds from the offering applied as discussed above, the pro forma net income per share for the twelve months ended December 31, 1993 would have been $.66.

     During the twelve months ended December 31, 1993, the Board of Directors approved the redemption of approximately $46,000,000 in principal amount of the Company's 9% convertible subordinated debentures (the "9% Debentures"). By the close of business on August 18, 1993, all of the 9% Debentures had been converted to common stock of the Company. Outstanding shares of the Company's common stock increased by approximately 7,131,800 shares as a result of the conversion of the 9% Debentures.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

4. LONG-TERM OBLIGATIONS -- (CONTINUED)

     Maturities and sinking fund requirements of long-term obligations, including capital leases, for the years ending December 31 are as follows (in thousands):

                                                       1994      1995      1996      1997      1998     THEREAFTER    TOTAL
                                                      -------   -------   -------   -------   -------   ----------   --------
Future minimum lease payments.......................  $ 6,800   $ 6,659   $ 5,852   $ 5,502   $ 5,059    $ 39,333    $ 69,205
Less interest.......................................    3,656     3,326     3,006     2,711     2,424      17,607      32,730
                                                      -------   -------   -------   -------   -------   ----------   --------
Net present value of future minimum lease
  payments..........................................    3,144     3,333     2,846     2,791     2,635      21,726      36,475
Notes, mortgages, bonds and debentures..............   39,729    80,037    69,841    66,233    65,529     391,724     713,093
                                                      -------   -------   -------   -------   -------   ----------   --------
                                                      $42,873   $83,370   $72,687   $69,024   $68,164    $413,450    $749,568
                                                      -------   -------   -------   -------   -------   ----------   --------
                                                      -------   -------   -------   -------   -------   ----------   --------

     Many of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.

     The industrial development revenue bonds were originally issued prior to 1985 primarily for the construction or acquisition of nursing facilities. The funds generated from certain of the initial bond issues are designated for facility construction and are maintained in interest bearing accounts (designated funds) until used. Bond reserve funds are also included in designated funds. These funds are invested primarily in certificates of deposit and in United States government securities and are carried at cost, which approximates market value. Net capitalized interest relating to construction was not material in 1993, 1992 or 1991.

5. COMMITMENTS AND CONTINGENCIES

     The future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1993, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
- ------------
   1994.............................................................    $ 88,317
   1995.............................................................      81,528
   1996.............................................................      70,455
   1997.............................................................      55,123
   1998.............................................................      47,228
   Thereafter.......................................................      82,222
                                                                        --------
                                                                        $424,873
                                                                        --------
                                                                        --------

     Total future minimum rental commitments above include approximately $24,606,000 of minimum sublease rentals due in the future under noncancelable subleases. Rent expense on operating leases for the years ended December 31 was as follows: 1993 -- $133,567,000; 1992 -- $138,623,000; 1991 -- $140,330,000.
Sublease rent income was approximately $3,226,000, $3,289,000 and $2,592,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Contingent rent, based primarily on revenues, was approximately $20,000,000, $19,000,000 and $17,800,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

     Effective August 1, 1992, the Company entered into an agreement to outsource its management information systems functions for a period of seven years, with an option to renew based on mutual agreement

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

5. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

among the parties. The future minimum commitments required under such agreement as of December 31, 1993, are as follows: 1994 -- $7,941,000; 1995 -- $7,941,000;
1996 -- $7,941,000; 1997 -- $7,941,000; 1998 -- $7,941,000;
thereafter -- $4,632,000. The Company incurred approximately $10,179,000 under such agreement during the year ended December 31, 1993.

     The Company is contingently liable for approximately $71,674,000 of long-term obligations maturing on various dates through 2019, as well as annual interest of approximately $6,155,000 principally related to the Company's sale of nursing facilities and retirement living projects. In addition, the Company has working capital guarantees resulting from the disposition of facilities totaling $3,000,000. The Company operates the facilities or projects related to approximately $53,292,000 of the principal amount for which it is contingently liable, pursuant to long-term agreements accounted for as operating leases or management contracts. In addition, the Company is contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto.

     There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

6. STOCKHOLDERS' EQUITY

     The Company had 300,000,000 shares of authorized $.10 par value common stock at December 31, 1993 and 1992. The Company is subject to certain restrictions under its banking arrangements related to the payment of cash dividends on its common stock.

     The Company had 25,000,000 shares of authorized $1 par value preferred stock at December 31, 1993 and 1992, a portion of which has been issued as described below. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

     In December 1986, the Company issued 999,999 shares of its preferred stock ("the Series A preferred stock") with a stated and liquidation value of $100 per share to a wholly-owned subsidiary of Stephens Group, Inc. On January 3, 1994, the Company used approximately $100,000,000 of the net proceeds from the Preferred Stock offering (as defined below) to redeem the Series A preferred stock. The Series A preferred stock dividend rate was scheduled to increase from 1% to 10% on January 1, 1994.

     On August 5, 1993, the Company completed the sale of 3,000,000 shares of $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Series B preferred stock"), with a liquidation value of $50 per share through a public offering (the "Preferred Stock offering"). As of December 31, 1993, the Series B preferred stock is convertible into 11,252,813 shares of the Company's common stock. The holders of the Series B preferred stock are entitled to receive out of legally available funds, when and as declared by the Company's Board of Directors, quarterly cash dividends equal to $2.75 per share (aggregate of $8,250,000 per annum). Except as required by law, holders of the Series B preferred stock have no voting rights unless dividends on the Series B preferred stock have not been paid in an aggregate amount equal to at least six full quarters (whether or not consecutive), in which case holders of the Series B preferred stock will be entitled to elect two additional directors to the Company's Board of Directors to serve until such dividend arrearage is eliminated. The Company paid all required quarterly dividends on the Series B preferred stock during 1993. The Series B preferred stock is exchangeable, in whole or in part (but in no more than two parts), at the option of the Company, on any dividend payment date beginning November 1, 1995, for the Company's
5 1/2%

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

6. STOCKHOLDERS' EQUITY -- (CONTINUED)

Convertible Subordinated Debentures due August 1, 2018 (the "5 1/2% Debentures"), at the rate of $50 principal amount of 5 1/2% Debentures for each share of the Series B preferred stock. The Series B preferred stock is redeemable at any time on and after August 1, 1996, in whole or in part, only at the option of the Company, initially at a redemption price of $51.925 per share, and thereafter at prices decreasing ratably annually to $50 per share on and after August 1, 2003, plus accrued and unpaid dividends. The Series B preferred stock is not a common stock equivalent and is accounted for only in the computation of fully diluted earnings per share.

     During 1993, the Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan was approved. Such plan, as amended and restated (the "1993 Incentive Stock Plan"), became effective July 1, 1993 and will remain in effect until June 30, 2003, subject to the earlier termination by the Board of Directors. The Company has 3,000,000 common shares authorized for issuance, subject to certain adjustments, under the 1993 Incentive Stock Plan in the form of nonqualified stock options, incentive stock options, restricted stock, performance awards and other stock unit awards. Incentive stock options must be granted at a purchase price equal to market price at date of grant. Nonqualified stock options may be granted at no less than 85% of market price on the date of grant. All grants made at less than market price must be in lieu of cash payments. All options are exercisable no sooner than one year from the grant date and expire 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards, and three years for other awards. Performance awards and other stock unit awards will be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined. The Compensation Committee of the Board of Directors is responsible for administering the 1993 Incentive Stock Plan and will have complete discretion in determining the number of shares or units to be granted, setting performance goals and applying other restrictions to awards, as needed, under the plan.

     The Company has 2,400,000 common shares authorized for issuance under its 1985 Beverly Nonqualified Stock Option Plan. Under the plan, options are granted at a purchase price equal to market price at date of grant, become exercisable no sooner than one year after date of grant and expire no later than twelve years after date of grant, as determined by a committee appointed by the Board of Directors. In addition to options, the plan provides for outright grants of common stock, subject to forfeiture provisions. As a condition precedent to the release of such shares, the employee must be continuously employed with the Company from and after the date of grant and remain employed on share release dates. Commencing one year after the grant date, the shares will be released in accordance with a schedule determined at the time of grant.

     During 1991, the Company terminated its Amended and Restated 1981 Beverly Incentive Stock Option Plan and its Amended and Restated 1981 Beverly Stock Option Plan. No new options or restricted shares may be granted under these plans. The terminations of these plans did not affect any of the options or restricted shares previously granted pursuant to the plans.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

6. STOCKHOLDERS' EQUITY -- (CONTINUED)

     The following table summarizes stock option and restricted stock data relative to the Company's 1981, 1985 and 1993 option plans for the years ended December 31:

                                                    1993                           1992                          1991
                                       ------------------------------   ---------------------------   ---------------------------
                                        NUMBER             PRICE        NUMBER OF        PRICE         NUMBER          PRICE
                                       OF SHARES         PER SHARE       SHARES        PER SHARE      OF SHARES      PER SHARE
                                       ---------      ---------------   ---------   ---------------   ---------   ---------------
Options outstanding at beginning
  of year............................. 3,483,334      $4.38 to $18.63   4,310,924   $4.25 to $18.63   4,822,961   $4.25 to $18.63
Changes during the year:
  Granted.............................   952,000      $9.63 to $13.25     181,000   $7.88 to $11.50     887,400   $8.13 to $11.00
  Exercised...........................  (329,459)     $4.38 to $12.00    (726,606)  $4.25 to $ 8.75    (762,335)  $4.38 to $ 8.75
  Cancelled...........................  (116,464)     $4.38 to $18.63    (281,984)  $4.38 to $18.63    (637,102)  $4.38 to $18.63
                                       ---------                        ---------                     ---------
Options outstanding at end of year.... 3,989,411(1)   $4.38 to $18.63   3,483,334   $4.38 to $18.63   4,310,924   $4.25 to $18.63
                                       ---------                        ---------                     ---------
                                       ---------                        ---------                     ---------
Options available for grant........... 2,162,800                          146,000                       168,600
                                       ---------                        ---------                     ---------
                                       ---------                        ---------                     ---------
Restricted stock outstanding at
  beginning
  of year.............................   513,000                          699,000                       885,000
Changes during the year:
  Granted.............................    96,000                           72,000                        27,000
  Vested..............................  (162,800)                        (171,000)                     (174,000)
  Forfeited...........................   (14,400)                         (87,000)                      (39,000)
                                       ---------                        ---------                     ---------
Restricted stock outstanding at end
  of year.............................   431,800                          513,000                       699,000
                                       ---------                        ---------                     ---------
                                       ---------                        ---------                     ---------

- ---------------

(1) Includes 2,108,743 options exercisable at December 31, 1993.

     As of December 31, 1993, the Company had 1,000,000 common shares authorized for issuance under a separate option grant at an option price of $12.00 per share. On January 26, 1994, such option was exercised in full and the Company received $12,000,000 in cash proceeds from such transaction. The Company intends to file a Registration Statement with the Securities and Exchange Commission to register such 1,000,000 shares.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase the Company's common shares at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1993, 1992 and 1991 related to this plan were approximately $1,493,000, $1,102,000, and $850,000, respectively.

7. INCOME TAXES

     Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes." As permitted by the Statement, the Company elected not to restate the financial statements of prior years. The cumulative effect as of January 1, 1992 of adopting the Statement was to increase net loss for the year ended December 31, 1992 by $5,454,000.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

7. INCOME TAXES -- (CONTINUED)

     The provision for taxes on income before extraordinary charge and cumulative effect of change in accounting for income taxes consists of the following for the years ended December 31 (in thousands):

                                                                                    DEFERRED
                                                             LIABILITY METHOD        METHOD
                                                           --------------------     --------
                                                            1993         1992         1991
                                                           -------     --------     --------
    Federal:
      Current............................................  $19,115     $ 20,945     $ 11,894
      Deferred...........................................    3,373      (17,245)      (3,074)
    State:
      Current............................................    4,327        3,386        3,215
      Deferred...........................................    2,869       (2,883)         375
                                                           -------     --------     --------
                                                           $29,684     $  4,203     $ 12,410
                                                           -------     --------     --------
                                                           -------     --------     --------

     The Company's annual effective tax rate was 33% for the year ended December 31, 1993, as compared to 50% for the same period in 1992. The Company's annual effective tax rate in 1993 is lower than the statutory rate primarily due to the utilization of certain tax credit carryforwards. In addition, the higher annual effective tax rate in 1992 primarily resulted from the $57,000,000 pre-tax charge (as discussed herein) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate.

     A reconciliation of the provision for income taxes computed at the statutory rate to the Company's annual effective tax rate is summarized as follows (dollars in thousands):

                                                        LIABILITY METHOD              DEFERRED METHOD
                                               ----------------------------------     ---------------
                                                    1993                1992               1991
                                               ---------------     --------------     ---------------
                                               AMOUNT       %      AMOUNT      %      AMOUNT       %
                                               -------     ---     ------     ---     -------     ---
Tax at statutory rate........................  $31,484      35     $2,851      34     $14,138      34
Targeted jobs tax credits....................   (4,949)     (5)        --      --      (2,970)     (7)
State provision..............................    4,346       5        332       4       2,369       6
Accounting limitation on deferred tax
  benefit....................................       --      --         --      --      (2,886)     (7)
Amortization of intangibles..................      964       1        952      11       2,561       6
Provision for IRS examination................   (3,243)     (4)        --      --      (2,055)     (5)
Statutory tax rate change....................    1,096       1         --      --          --      --
Other........................................      (14)     --         68       1       1,253       3
                                               -------     ---     ------     ---     -------     ---
                                               $29,684      33     $4,203      50     $12,410      30
                                               -------     ---     ------     ---     -------     ---
                                               -------     ---     ------     ---     -------     ---

     In accordance with Statement No. 109, deferred income taxes for 1993 and 1992 reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

7. INCOME TAXES -- (CONTINUED)

and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1993 and 1992 are as follows (in thousands):

                                                  DECEMBER 31, 1993           DECEMBER 31, 1992
                                                ---------------------       ---------------------
                                                 ASSET       LIABILITY       ASSET       LIABILITY
                                                --------     --------       --------     --------
Insurance reserves............................  $ 47,728     $     --       $ 45,426     $     --
Targeted jobs tax credit carryforwards........    29,118           --         26,683           --
Alternative minimum tax credit
  carryforwards...............................    17,602           --         17,390           --
Provision for dispositions....................    30,188        5,679         32,457        2,459
Depreciation and amortization.................         7      135,095             19      125,981
Operating supplies............................        --       14,386             --       15,568
Other.........................................    28,523       28,623         29,329       30,693
                                                --------     --------       --------     --------
                                                 153,166      183,783        151,304      174,701
Valuation allowance...........................   (15,097)          --        (17,611)          --
                                                --------     --------       --------     --------
                                                $138,069     $183,783       $133,693     $174,701
                                                --------     --------       --------     --------
                                                --------     --------       --------     --------

     At December 31, 1993, the Company had targeted jobs tax credit carryforwards of $29,118,000 for income tax purposes which expire in years 2003 through 2008. For financial reporting purposes, the targeted jobs tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. However, due to taxable losses in prior years, future taxable income has not been assumed and a valuation allowance of $15,097,000 and $17,611,000 for the years ended December 31, 1993 and 1992, respectively, has been recognized to offset the deferred tax assets related to those carryforwards. The valuation allowance decreased $2,514,000 from January 1, 1993 due to the utilization of targeted jobs tax credits.

     The components of the benefit from deferred income taxes for the year ended December 31, 1991 are as follows (in thousands):

        Depreciation.......................................................  $   692
        Amortization.......................................................      479
        Deferred gain on sale of facilities................................      539
        Restructuring charges..............................................    6,008
        Change in insurance reserves.......................................    2,180
        Allowance for bad debts............................................     (418)
        Notes receivable discount..........................................     (369)
        General business credit carryforwards..............................   (2,970)
        Accounting limitation on deferred tax benefit......................   (2,886)
        Provision for IRS examination......................................   (2,055)
        Alternative minimum tax credit.....................................   (9,833)
        Federal net operating loss.........................................    6,553
        Other..............................................................     (619)
                                                                             -------
                                                                             $(2,699)
                                                                             -------
                                                                             -------

     The caption "Prepaid expenses and other" includes prepaid federal and state income taxes of $5,279,000 at December 31, 1992.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

8. RELATED PARTY TRANSACTIONS

     During 1993 and 1992, the Company declared and paid all required quarterly dividends to the holder of its Series A preferred stock which amounted to $1,000,000 per year. During 1991, the Company declared and paid all current dividends and all dividends in arrears to such preferred shareholder which amounted to $4,000,000. An affiliate of the Company's Series A preferred shareholder provides certain investment services relating to the disposition of certain assets of the Company, and has provided underwriting and placement services on the Company's public and private offerings. The Company did not require such services in 1993 and 1992. Fees paid by the Company for such services amounted to approximately $1,421,000 for the year ended December 31, 1991.

     As of December 31, 1991, an affiliate of the Company's Series A preferred shareholder held $5,000,000 of the Company's 14.25% fixed rate Senior Secured Notes which were repurchased in February 1992 for $5,850,000.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

     Financial Accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and Cash Equivalents

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

  Notes Receivable (Including Current Portion)

     For variable-rate notes that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

  Investment in a Real Estate Mortgage Investment Conduit (REMIC)

     The fair value of the Company's REMIC investment, which is included in the consolidated balance sheet caption "Other, net," is based on information obtained from the REMIC servicer.

  Invested Funds Designated for the Redemption of Series A preferred stock

     The carrying amounts reported in the consolidated balance sheets for these invested funds approximate their fair value.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

9. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)

  Long-term Obligations (Including Current Portion)

     The carrying amounts of the Company's Commercial Paper, Term Loan, Bank Term Loan and certain other variable-rate borrowings approximate their fair values. The fair values of the remaining long-term obligations are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1993 and 1992 are as follows (in thousands):

                                                          1993                       1992
                                                  --------------------       --------------------
                                                  CARRYING      FAIR         CARRYING      FAIR
                                                   AMOUNT      VALUE          AMOUNT      VALUE
                                                  --------    --------       --------    --------
Cash and cash equivalents........................ $ 73,773    $ 73,773       $ 49,597    $ 49,597
Notes receivable, net (including current
  portion).......................................   46,306      49,000         49,989      51,000
REMIC investment.................................   24,918      22,000         22,727      22,000
Invested funds designated for the redemption of
  Series A preferred stock.......................  100,000     100,000             --          --
Long-term obligations (including current
  portion).......................................  749,568     788,000        742,101     797,000

     It was not practicable to estimate the fair value of the Company's off-balance-sheet guarantees (See Note 5). In order to consummate certain dispositions and other transactions, the Company has agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessor. The Company does not charge a fee for entering into such agreements.

10. ADDITIONAL INFORMATION

     Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Beverly Delaware (the parent) provides financial, administrative and legal services to Beverly California for which Beverly California is charged management fees.

     The following summarized financial information is being reported because Beverly California's 7.625% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") and the Senior Secured Notes are publicly held. Beverly Delaware is co-obligor of these Debt Securities and guarantor of the Senior Secured Notes. Summary financial information for Beverly California is as follows (in thousands):

                                             YEAR ENDED           YEAR ENDED           YEAR ENDED
                                          DECEMBER 31, 1993    DECEMBER 31, 1992    DECEMBER 31, 1991
                                          -----------------    -----------------    -----------------
    Total revenues......................      $2,885,777           $2,612,249           $2,321,780
    Total costs and expenses............      2,796,122            2,604,249            2,280,474
    Income before extraordinary charge
      and cumulative effect of change in
      accounting for income taxes.......         60,069                3,990               28,978
    Net income (loss)...................         57,724              (10,299)              28,978

                                                AS OF                AS OF
                                          DECEMBER 31, 1993    DECEMBER 31, 1992
                                          -----------------    -----------------
    Current assets......................      $ 468,441            $ 442,739
    Long-term assets....................      1,483,400            1,377,583
    Current liabilities.................        392,244              379,366
    Long-term liabilities...............        838,673              868,756

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

10. ADDITIONAL INFORMATION -- (CONTINUED)

     In addition to Beverly Delaware, one of its direct wholly-owned subsidiaries and each of Beverly California's material wholly-owned subsidiaries (collectively, the "Subsidiary Guarantors") have guaranteed the obligations of Beverly California under the Senior Secured Notes. Separate financial statements of Beverly California and the Subsidiary Guarantors are not considered to be material to holders of the Senior Secured Notes since the guaranty of each of the Subsidiary Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law) and the aggregate net assets, earnings and equity of the Subsidiary Guarantors and Beverly California together, after adjustment for intercompany management fees, are substantially equivalent to the net assets, earnings and equity of Beverly Delaware on a consolidated basis.

                           BEVERLY ENTERPRISES, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1993 and 1992. Operating results for the first quarter of 1992 have been restated to reflect the cumulative effect of a change in accounting for income taxes.

                                            1993                                                    1992
                    -----------------------------------------------------   -----------------------------------------------------
                      1ST        2ND        3RD        4TH        TOTAL       1ST        2ND        3RD        4TH        TOTAL
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Total revenues....  $694,525   $718,162   $736,271   $736,923   $2,885,881  $613,394   $627,992   $676,936   $692,884   $2,611,206
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ----------
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ----------
Income (loss)
  before provision
  for (benefit
  from) income
  taxes,
  extraordinary
  charge and
  cumulative
  effect of change
  in accounting
  for income
  taxes...........  $ 15,458   $ 21,696   $ 27,771   $ 25,028   $  89,953   $ 10,398   $ 17,520   $ 20,367   $(39,901)  $   8,384
Provision for
  (benefit from)
  income taxes....     5,101      7,160      9,164      8,259      29,684      3,431      5,782      6,721    (11,731)      4,203
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Income (loss)
  before
  extraordinary
  charge and
  cumulative
  effect of change
  in accounting
  for income
  taxes...........    10,357     14,536     18,607     16,769      60,269      6,967     11,738     13,646    (28,170)      4,181
Extraordinary
  charge..........        --         --     (2,345)        --      (2,345)    (4,523)        --         --     (4,312)     (8,835)
Cumulative effect
  of change in
  accounting for
  income taxes....        --         --         --         --          --     (5,454)        --         --         --      (5,454)
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Net income
  (loss)..........  $ 10,357   $ 14,536   $ 16,262   $ 16,769   $  57,924   $ (3,010)  $ 11,738   $ 13,646   $(32,482)  $ (10,108)
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Income (loss) per
  share of common
  stock:
  Before
    redemption
    premium on
    Series A
    preferred
    stock,
    extraordinary
    charge and
    cumulative
    effect of
    change in
    accounting for
    income
    taxes.........  $    .13   $    .18   $    .22   $    .17   $     .71   $    .09   $    .15   $    .17   $   (.38)  $     .04
  Redemption
    premium on
    Series A
    preferred
    stock.........        --         --       (.26)        --        (.26)        --         --         --         --          --
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
  Before
    extraordinary
    charge and
    cumulative
    effect of
    change in
    accounting for
    income
    taxes.........       .13        .18       (.04)       .17         .45        .09        .15        .17       (.38)        .04
  Extraordinary
    charge........        --         --       (.03)        --        (.03)      (.06)        --         --       (.06)       (.12)
  Cumulative
    effect of
    change in
    accounting for
    income
    taxes.........        --         --         --         --          --       (.07)        --         --         --        (.07)
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
  Net income
    (loss)........  $    .13   $    .18   $   (.07)  $    .17   $     .42   $   (.04)  $    .15   $    .17   $   (.44)  $    (.15)
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Common stock price
  range:
  High............  $  14.75   $  12.88   $  13.38   $  13.75               $  10.13   $   8.75   $   9.63   $  13.13
  Low.............  $   9.50   $  10.38   $   9.25   $  10.00               $   8.38   $   7.13   $   7.63   $   8.38

     The annual effective tax rates for 1993 and 1992 were 33% and 50%, respectively. The Company's annual effective tax rate in 1993 is lower than the statutory rate primarily due to the utilization of certain tax credit carryforwards. In addition, the higher annual effective tax rate in 1992 primarily resulted from the $57,000,000 pre-tax charge (as discussed herein) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate.

     Where fully diluted earnings per share would be anti-dilutive, primary earnings per share were used.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1994, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1994, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1994, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 19, 1994, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1 and 2. The Consolidated Financial Statements and Consolidated Financial Statement Schedules

     The consolidated financial statements and consolidated financial statement schedules listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this annual report.

     3. Exhibits

     The exhibits listed in the accompanying index to exhibits are filed as part of this annual report.

  (b) Reports on Form 8-K

     The Company filed Current Reports on Form 8-K and Form 8-K/A, each dated January 4, 1994, which reported under Item 5 that the Company's Registration Statement No. 33-50965 became effective on November 17, 1993, and filed under
Item 7 the Underwriting Agreement dated December 21, 1993, and the First Supplemental Indenture for the Notes dated December 30, 1993, pursuant to such Registration Statement.

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                  (ITEM 14(A))

                                                                                            PAGE
                                                                                            ----
1.    Consolidated financial statements:
      Report of Ernst & Young, Independent Auditors.......................................   19
      Consolidated Balance Sheets at December 31, 1993 and 1992...........................   20
      Consolidated Statements of Operations for each of the three years in the period
      ended December 31, 1993.............................................................   21
      Consolidated Statements of Stockholders' Equity for each of the three years in the
      period ended December 31, 1993......................................................   22
      Consolidated Statements of Cash Flows for each of the three years in the period
      ended December 31, 1993.............................................................   23
      Notes to Consolidated Financial Statements..........................................   24
      Supplementary Data (Unaudited) -- Quarterly Financial Data..........................   40

2. Consolidated financial statement schedules for each of the three years in the period ended
      December 31, 1993:

        II    -- Amounts Receivable from Related Parties and Underwriters, Promoters, and
                 Employees Other than Related Parties.....................................   43
        V     -- Property and Equipment...................................................   44
        VI    -- Accumulated Depreciation and Amortization of Property and Equipment......   45
        VIII  -- Valuation and Qualifying Accounts........................................   47
        X     -- Supplementary Income Statement Information...............................   48

    Consolidated financial statement schedule as of December 31, 1993:

        VII   -- Guarantees of Securities of Other Issuers................................   46

     All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                           BEVERLY ENTERPRISES, INC.

             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                     DEDUCTIONS               BALANCE AT
                                                              ------------------------       DECEMBER 31,
                                     BALANCE AT                AMOUNTS       AMOUNTS     ---------------------
           NAME OF DEBTOR            JANUARY 1,   ADDITIONS   COLLECTED    WRITTEN-OFF   CURRENT    NONCURRENT     DATE DUE
- ------------------------------------ ----------   ---------   ---------    -----------   --------   ----------   -------------
1993:
  Jeffrey Larkin(2)................. $ 150,000    $      --   $150,000      $      --    $     --    $     --    Repaid
                                     ----------   ---------   ---------    -----------   --------   ----------
                                     ----------   ---------   ---------    -----------   --------   ----------
1992:
  Robert W. Pommerville(2).......... $ 222,000    $      --   $222,000      $      --    $     --    $     --    Repaid
  Jeffrey Larkin(2).................   150,000           --         --             --          --     150,000    On Demand
                                     ----------   ---------   ---------    -----------   --------   ----------
                                     $ 372,000    $      --   $222,000      $      --    $     --    $150,000
                                     ----------   ---------   ---------    -----------   --------   ----------
                                     ----------   ---------   ---------    -----------   --------   ----------
1991:
  Larry B. Cornish(1)............... $ 861,037    $      --   $861,037 (a)  $      --    $     --    $     --    Repaid
  Robert W. Pommerville(2)..........   222,000           --         --             --          --     222,000    February 1993
  Jeffrey Larkin(2).................   150,000           --         --             --          --     150,000    On Demand
                                     ----------   ---------   ---------    -----------   --------   ----------
                                     $1,233,037   $      --   $861,037      $      --    $     --    $372,000
                                     ----------   ---------   ---------    -----------   --------   ----------
                                     ----------   ---------   ---------    -----------   --------   ----------

- ---------------

All employee loans are non-interest bearing and are payable in full on date due.

(1) Unsecured.

(2) Amount represents an equity interest in debtor's personal residence and can be repurchased by the debtor at face value at any time during the option period. At the end of this period, the cost to debtor to repurchase the Company's interest will be based upon a fair market value appraisal (exercise of purchase option).

(a) Includes a $15,070 reduction in the amount owed to the debtor under a consulting agreement.

                           BEVERLY ENTERPRISES, INC.

                      SCHEDULE V -- PROPERTY AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                       BALANCE AT                                              BALANCE
                                       BEGINNING     ADDITIONS     SALES AND     TRANSFERS      AT END
            CLASSIFICATION              OF YEAR       AT COST     RETIREMENTS    IN (OUT)      OF YEAR
- -------------------------------------- ----------    ---------    -----------    ---------    ----------
1993:
  Land, buildings and improvements.... $1,241,638    $ 124,899      $27,105      $  32,067    $1,371,499
  Furniture and equipment.............    266,977       29,927       10,308          6,783       293,379
  Construction in progress............     22,285       50,342          674        (38,850)       33,103
                                       ----------    ---------    -----------    ---------    ----------
                                       $1,530,900    $ 205,168      $38,087      $      --    $1,697,981
                                       ----------    ---------    -----------    ---------    ----------
                                       ----------    ---------    -----------    ---------    ----------
1992:
  Land, buildings and improvements.... $1,128,943    $ 110,943      $21,317      $  23,069    $1,241,638
  Furniture and equipment.............    240,607       29,910        7,058          3,518       266,977
  Construction in progress............     13,627       35,798          553        (26,587)       22,285
                                       ----------    ---------    -----------    ---------    ----------
                                       $1,383,177    $ 176,651      $28,928      $      --    $1,530,900
                                       ----------    ---------    -----------    ---------    ----------
                                       ----------    ---------    -----------    ---------    ----------
1991:
  Land, buildings and improvements.... $1,043,348    $  77,570      $ 4,719      $  12,744    $1,128,943
  Furniture and equipment.............    218,811       22,966        2,478          1,308       240,607
  Construction in progress............      6,807       22,406        1,534        (14,052)       13,627
                                       ----------    ---------    -----------    ---------    ----------
                                       $1,268,966    $ 122,942      $ 8,731      $      --    $1,383,177
                                       ----------    ---------    -----------    ---------    ----------
                                       ----------    ---------    -----------    ---------    ----------

                           BEVERLY ENTERPRISES, INC.

            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                     BALANCE AT    ADDITIONS                    BALANCE
                                                     BEGINNING     CHARGED TO     SALES AND      AT END
                   CLASSIFICATION                     OF YEAR      OPERATIONS    RETIREMENTS    OF YEAR
- ---------------------------------------------------- ----------    ----------    -----------    --------
1993:
  Buildings and improvements........................  $ 309,896     $ 51,291       $ 8,488      $352,699
  Furniture and equipment...........................    179,349       20,439         7,876       191,912
                                                     ----------    ----------    -----------    --------
                                                      $ 489,245     $ 71,730       $16,364      $544,611
                                                     ----------    ----------    -----------    --------
                                                     ----------    ----------    -----------    --------
1992:
  Buildings and improvements........................  $ 275,947     $ 48,075       $14,126      $309,896
  Furniture and equipment...........................    164,657       20,139         5,447       179,349
                                                     ----------    ----------    -----------    --------
                                                      $ 440,604     $ 68,214       $19,573      $489,245
                                                     ----------    ----------    -----------    --------
                                                     ----------    ----------    -----------    --------
1991:
  Buildings and improvements........................  $ 235,350     $ 45,122       $ 4,525      $275,947
  Furniture and equipment...........................    146,935       19,929         2,207       164,657
                                                     ----------    ----------    -----------    --------
                                                      $ 382,285     $ 65,051       $ 6,732      $440,604
                                                     ----------    ----------    -----------    --------
                                                     ----------    ----------    -----------    --------

                           BEVERLY ENTERPRISES, INC.

           SCHEDULE VII -- GUARANTEES OF SECURITIES OF OTHER ISSUERS

                               DECEMBER 31, 1993

                                                                                     TOTAL
                                                                                   PRINCIPAL
                                                                                     AMOUNT
                                                                                   GUARANTEED
                                                                                      AND
                  NAME OF ISSUER OF SECURITIES GUARANTEED BY                      OUTSTANDING
                      PERSON FOR WHICH STATEMENT IS FILED                        (IN THOUSANDS)
- -------------------------------------------------------------------------------  --------------
Encore Nursing Center Partners, Ltd. -- 85.....................................     $ 15,103
Ohio Housing Finance Agency....................................................       10,700
Okaloosa County, Florida.......................................................        9,325
Monroe County Industrial Development Authority.................................        4,405
Bexar County Health Facilities Development Corporation.........................        4,400
Housing and Redevelopment Authority of the City of Kansas City, Missouri.......        3,925
Washington County Industrial Development Authority.............................        3,570
The Industrial Development Authority of the County of Maricopa.................        3,500
Industrial Development Authority of the City of Apache Junction, Arizona.......        2,900
Lee County Industrial Development Authority....................................        2,550
Kewanee Convalescent Center....................................................        2,550
Four Chaplains Convalescent Center, Inc........................................        1,839
City of Tonganoxie, Kansas.....................................................        1,800
Madison County, North Carolina.................................................        1,700
BankOne, Arizona, N.A..........................................................        1,620
Pike County, Kentucky..........................................................        1,290
First American Health Care, Inc................................................          497
                                                                                 --------------
                                                                                    $ 71,674
                                                                                 --------------
                                                                                 --------------

     The guarantees detailed above include principal amounts of industrial development revenue bonds, lines of credit and mortgages. Such guaranteed long-term obligations mature on various dates through 2019. The annual aggregate amount of interest guaranteed (including fees for letters of credit issued in connection with the bonds) is approximately $6,155,000. In addition, the Company has working capital guarantees resulting from the disposition of facilities totaling $3,000,000. The guaranteed obligations relate principally either to the Company's sale of nursing facilities and retirement living projects or to bonds issued for the construction of retirement living projects or nursing facilities. Consistent with the long-term care industry, the operators of the facilities for which the Company guarantees obligations are dependent on their participation in certain governmental programs. The Company operates the facilities or projects related to approximately $53,292,000 of the principal amount for which it is contingently liable, pursuant to long-term agreements accounted for as operating leases or management agreements. In addition, the Company is contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto.

                           BEVERLY ENTERPRISES, INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                                                           ADDITIONS
                                                  ---------------------------
                                                   CHARGED                                        DUE TO
                                    BALANCE AT    (CREDITED)                                   ACQUISITIONS               BALANCE
                                    BEGINNING         TO         CHARGED TO                        AND                    AT END
           DESCRIPTION               OF YEAR      OPERATIONS    RESTRUCTURING    WRITE-OFFS    DISPOSITIONS     OTHER     OF YEAR
- ----------------------------------  ----------    ----------    -------------    ----------    ------------    -------    -------
Year ended December 31, 1993:
  Allowance for doubtful accounts:
    Accounts
      receivable -- patient.......   $ 17,383      $ 21,090        $    --        $(20,971)      $  2,125      $   (66)   $19,561
    Accounts
      receivable -- nonpatient....      5,030           305             --            (701)            --       (4,291)      343
    Notes receivable..............      7,364          (628)            --            (653)            --        4,357    10,440
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                     $ 29,777      $ 20,767        $    --        $(22,325)      $  2,125      $    --    $30,344
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
  Accrued restructuring costs.....   $ 48,053      $     --        $    --        $     --       $(11,713)     $(2,030)   $34,310
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
  Valuation allowance on deferred
    tax assets....................   $ 17,611      $ (2,514)       $    --        $     --       $     --      $    --    $15,097
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
Year ended December 31, 1992:
  Allowance for doubtful accounts:
    Accounts
      receivable -- patient.......   $ 20,604      $ 11,714        $    --        $(15,653)      $    718      $    --    $17,383
    Accounts
      receivable -- nonpatient....      6,565        (1,065)            --            (470)            --           --      5,030*
    Notes receivable..............     10,788        (6,780)            --            (584)         2,500        1,440      7,364
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                     $ 37,957      $  3,869        $    --        $(16,707)      $  3,218      $ 1,440    $29,777
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
  Accrued restructuring costs.....   $     --      $     --        $57,000        $ (4,234)      $ (4,713)     $    --    $48,053
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
  Valuation allowance on deferred
    tax assets....................   $ 15,148      $  2,463        $    --        $     --       $     --      $    --    $17,611
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
Year ended December 31, 1991:
  Allowance for doubtful accounts:
    Accounts
      receivable -- patient.......   $ 17,145      $ 16,560        $    --        $(14,961)      $  1,860      $    --    $20,604
    Accounts
      receivable -- nonpatient....      1,938         3,689             --             (62)            --        1,000      6,565*
    Notes receivable..............     12,029         4,974             --          (1,249)        (4,966)          --     10,788
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                     $ 31,112      $ 25,223        $    --        $(16,272)      $ (3,106)     $ 1,000    $37,957
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
  Net assets held for sale........   $  9,387      $    550        $    --        $     --       $ (9,303)     $  (634)   $   --
                                    ----------    ----------    -------------    ----------    ------------    -------    -------
                                    ----------    ----------    -------------    ----------    ------------    -------    -------

- ---------------

* Includes amounts classified in long-term other assets as well as current assets.

                           BEVERLY ENTERPRISES, INC.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                 (IN THOUSANDS)

                         DESCRIPTION                             1993        1992        1991
- --------------------------------------------------------------  -------     -------     -------
Taxes, other than income and payroll..........................  $39,247     $38,031     $31,885
Amortization of intangibles and other assets..................   14,397      19,787      23,295

     Amounts for maintenance and repairs and advertising costs are not presented as such amounts are less than 1% of total revenues.

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS

                                  (ITEM 14(A))

  EXHIBIT
  NUMBER                                  DESCRIPTION
- ----------                                -----------
    3.1    Restated Certificate of Incorporation of Beverly Enterprises (incorporated by reference to Exhibit 4.1 to Beverly Enterprises' Current Report on Form
           8-K dated July 31, 1987)
    3.2    By-Laws of Beverly Enterprises (incorporated by reference to Exhibit 3 to
           Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1992)
    3.3    Certificate of Designation of Cumulative Convertible Preferred Stock of
           Beverly Enterprises (incorporated by reference to Exhibit 4.3 to Beverly
           Enterprises' Current Report on Form 8-K dated July 31, 1987)
    4.1    Indenture dated as of December 27, 1990 (the "Senior Secured Note
           Indenture"), among Beverly California, Beverly Enterprises and Yasuda Bank
           and Trust Company (U.S.A.) with respect to Senior Secured Floating Rate
           Notes due 1995 and 14 1/4% Senior Secured Fixed Rate Notes due 1997
           (incorporated by reference to Exhibit 4.1 to the Registration Statement on
           Form S-4 of Beverly California, Beverly Enterprises and the Registrants
           set forth on the Table of Additional Co-Registrants filed on February 8,
           1991 (File No. 33-38954))
    4.2    Supplemental Indenture No. 1, dated as of September 20, 1991, to the
           Senior Secured Note Indenture (incorporated by reference to Exhibit 4.1 to
           Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1991)
    4.3    Supplemental Indenture No. 2, dated as of September 26, 1991, to the
           Senior Secured Note Indenture (incorporated by reference to Exhibit 4.2 to
           Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1991)
    4.4    Supplemental Indenture No. 3, dated as of March 11, 1992, to the Senior
           Secured Note Indenture (incorporated by reference to Exhibit 4 to Beverly
           Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31,
           1992)
    4.5    Supplemental Indenture No. 4, dated as of July 21, 1993, to the Senior
           Secured Note Indenture (incorporated by reference to Exhibit 4.5 to
           Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1993)
    4.6    Subsidiary Guaranty dated as of December 27, 1990 by Beverly Enterprises,
           Beverly California and the Subsidiary Guarantors listed therein
           (incorporated by reference to Exhibit 4.3 to the Registration Statement on
           Form S-4 of Beverly California, Beverly Enterprises and the Registrants
           set forth on the Table of Additional Co-Registrants filed on February 8,
           1991 (File No. 33-38954))
    4.7    Subsidiary Guaranty dated as of April 1, 1991 by Beverly Enterprises,
           Beverly California and the Subsidiary Guarantors listed therein
           (incorporated by reference to Exhibit 4.5 to Beverly Enterprises' Annual
           Report on Form 10-K for the year ended December 31, 1991)
    4.8    Subsidiary Guaranty dated as of October 31, 1991 by Beverly Enterprises,
           Beverly California and Northshore Rehab Association, Inc. as Subsidiary
           Guarantor (incorporated by reference to Exhibit 4.6 to Beverly
           Enterprises' Annual Report on Form 10-K for the year ended December 31,
           1991)
    4.9    Subsidiary Guaranty dated as of December 30, 1991 by Beverly Enterprises,
           Beverly California and Beverly Indemnity, Inc. as Subsidiary Guarantor
           (incorporated by reference to Exhibit 4.7 to Beverly Enterprises' Annual
           Report on Form 10-K for the year ended December 31, 1991)

  EXHIBIT
  NUMBER                                  DESCRIPTION
- ----------                                -----------
    4.10   Indenture dated as of August 1, 1993 between Beverly Enterprises and
           Chemical Bank, as Trustee with respect to Beverly Enterprises' 5 1/2%
           Convertible Subordinated Debentures due August 1, 2018, issuable upon exchange of Beverly Enterprises' $2.75 Cumulative Convertible Exchangeable
           Preferred Stock (the "Subordinated Debenture Indenture") (incorporated by reference to Exhibit 4.10 to Beverly Enterprises' Quarterly Report on Form
           10-Q for the quarter ended June 30, 1993)
    4.11   Certificate of Designation of Cumulative Convertible Preferred Stock of
           Beverly Enterprises (incorporated by reference to Exhibit 4.3 to Beverly
           Enterprises' Current Report on Form 8-K dated July 31, 1987)
    4.12   Certificate of Designation, Powers, Preferences and Rights, and the
           Qualifications, Limitations or Restrictions Thereof, of the Series of
           Preferred Stock to be designated $2.75 Cumulative Convertible Exchangeable
           Preferred Stock of Beverly Enterprises (the "$2.75 Certificate of
           Designation")(incorporated by reference to Exhibit 4.12 to Beverly
           Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30,
           1993)
    4.13   Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"),
           among Beverly Enterprises, Delaware Trust Company, as Corporate Trustee,
           and Richard N. Smith, as Individual Trustee, with respect to First
           Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly
           Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31,
           1993)
    4.14   First Supplemental Indenture dated as of April 1, 1993 to the First
           Mortgage Bond Indenture, with respect to 8 3/4% First Mortgage Bonds
           (Series A) due 2008 (incorporated by reference to Exhibit 4.2 to Beverly
           Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31,
           1993)
    4.15   Second Supplemental Indenture dated as of July 1, 1993 to the First
           Mortgage Bond Indenture, with respect to 8 5/8% First Mortgage Bonds
           (Series B) due 2008 (replaces Exhibit 4.1 to Beverly Enterprises' Current
           Report on Form 8-K dated July 15, 1993)(incorporated by reference to
           Exhibit 4.15 to Beverly Enterprises' Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993)
    4.16   Indenture dated as of December 30, 1993 (the "Notes Indenture"), between
           Beverly Enterprises, Inc. and Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to Beverly
           Enterprises' Registration Statement on Form S-3 filed on November 9, 1993
           (File No. 33-50965))
    4.17   First Supplemental Indenture dated as of December 30, 1993 to the Notes
           Indenture, with respect to 8.75% Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises' Current Report on Form 8-K dated
           January 4, 1994)
           In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises' long-term obligations have not been filed; copies thereof will be furnished to the Securities and
           Exchange Commission upon request.
   10.1*   Amended and Restated 1981 Beverly Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly
           Enterprises' Registration Statement on Form S-4 filed on July 31, 1987
           (File No. 33-13243))
   10.2*   Amended and Restated 1981 Beverly Incentive Stock Option Plan
           (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly Enterprises' Registration Statement on Form S-4 filed on July
           31, 1987 (File No. 33-13243))
   10.3*   1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to
           Post-Effective Amendment No. 2 on Form S-8 to Beverly Enterprises'
           Registration Statement on Form S-4 filed on July 31, 1987 (File No.
           33-13243))

  EXHIBIT
  NUMBER                                  DESCRIPTION
- ----------                                -----------
   10.4*   Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term Incentive
           Stock Plan (incorporated by reference to Beverly Enterprises' Registration
           Statement on Form S-8 filed on June 30, 1993 (File No. 33-65242))
   10.5*   Retirement Plan for Outside Directors (incorporated by reference to
           Exhibit 10.5 to Beverly Enterprises' Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993)
   10.6*   Executive Medical Reimbursement Plan (incorporated by reference to Exhibit
           10.5 to Beverly Enterprises' Annual Report on Form 10-K for the year ended
           December 31, 1987)
   10.7*   Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance
           Plan and Summary Plan Description
   10.8*   Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to
           Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1993)
   10.9*   Amended and Restated Deferred Compensation Plan effective July 18, 1991
           (incorporated by reference to Exhibit 10.6 to Beverly Enterprises' Annual
           Report on Form 10-K for the year ended December 31, 1991)
   10.10*  Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to
           Beverly Enterprises' Annual Report on Form 10-K for the year ended
           December 31, 1987)
   10.11*  Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement
           Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises'
           Annual Report on Form 10-K for the year ended December 31, 1991)
   10.12*  Amendment No. 2, effective as of December 12, 1991, to the Executive
           Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly
           Enterprises' Annual Report on Form 10-K for the year ended December 31,
           1991)
   10.13*  Amendment No. 3, effective as of July 31, 1992, to the Executive
           Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly
           Enterprises' Annual Report on Form 10-K for the year ended December 31,
           1992)
   10.14*  Form of Indemnification Agreement between Beverly Enterprises and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises' Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1987)
   10.15*  Form of request by Beverly Enterprises to certain of its officers or directors relating to indemnification rights (incorporated by reference to
           Exhibit 19.5 to Beverly Enterprises' Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1987)
   10.16*  Form of request by Beverly Enterprises to certain of its officers or employees relating to indemnification rights (incorporated by reference to
           Exhibit 19.6 to Beverly Enterprises' Quarterly Report on Form 10-Q for the
           quarter ended September 30, 1987)
   10.17*  Agreement dated December 29, 1986 between Beverly Enterprises and Stephens
           Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises'
           Registration Statement on Form S-1 filed on January 18, 1990 (File No.
           33-33052))
   10.18*  Severance Plan for Corporate and Regional Employees effective December 1,
           1989 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to
           Beverly Enterprises' Registration Statement on Form S-1 filed on February
           26, 1990 (File No. 33-33052))
   10.19*  Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises' Registration Statement on Form
           S-1 filed on July 30, 1990 (File No. 33-36109))

  EXHIBIT
  NUMBER                                  DESCRIPTION
- ----------                                -----------
   10.20*  Form of Agreement Concerning Benefits Upon Severance dated as of September
           1, 1990 between Beverly Enterprises and certain officers of Beverly
           Enterprises (incorporated by reference to Exhibit 10.23 to Beverly
           Enterprises' Registration Statement on Form S-1 filed on July 30, 1990
           (File No. 33-36109))
   10.21*  Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to Beverly Enterprises' Annual Report on
           Form 10-K for the year ended December 31, 1992)
   10.22*  First Amendment to Agreement Concerning Benefits Upon Severence dated as of April 25, 1993 between Beverly Enterprises and Ronald C. Kayne
   10.23   Master Lease Document -- General Terms and Conditions dated December 30,
           1985 for Leases between Beverly California and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor
           (incorporated by reference to Exhibit 10.12 to Beverly California's Annual
           Report on Form 10-K for the year ended December 31, 1985)
   10.24   Agreement dated as of December 29, 1986 among Beverly California, Beverly
           Enterprises -- Texas, Inc., Stephens Inc. and Real Properties, Inc.
           (incorporated by reference to Exhibit 28 to Beverly California's Current
           Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Beverly California, Beverly
           Enterprises -- Texas, Inc. and Stephens Inc. with reference thereto
           (incorporated by reference to Exhibit 19.13 to Beverly Enterprises'
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
   10.25   Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises,
           Inc., Beverly California Corporation, the Lenders listed therein, Bank of
           Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd. Los
           Angeles Agency as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly Enterprises' Quarterly Report on Form
           10-Q for the quarter ended March 31, 1992)
   10.26   Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.3 to Beverly Enterprises'
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
   10.27   Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.23 to Beverly Enterprises' Annual
           Report on Form 10-K for the year ended December 31, 1992)
   10.28   Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.24 to Beverly Enterprises' Annual
           Report on Form 10-K for the year ended December 31, 1992)
   10.29   Master Sale and Servicing Agreement dated as of December 1, 1990 among
           Beverly Funding Corporation, Beverly California, the wholly-owned subsidiaries of Beverly Enterprises listed therein, Beverly Enterprises and certain wholly-owned subsidiaries of Beverly Enterprises which may become parties thereto (incorporated by reference to Exhibit 10.27 to the
           Registration Statement on Form S-4 of Beverly California, Beverly
           Enterprises and the Registrants set forth on the Table of Additional
           Co-Registrants filed on February 8, 1991 (File No. 33-38954))
   10.30   First Omnibus Amendment to Liquidity Agreement, Depository Agreement,
           Pledge and Security Agreement and Master Sale and Servicing Agreement
           dated as of July 1, 1991 (incorporated by reference to Exhibit 10.1 to
           Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1991)

  EXHIBIT
  NUMBER                                  DESCRIPTION
- ----------                                -----------
   10.31   Second Amendment to Master Sale and Servicing Agreement dated as of March
           1, 1992 (incorporated by reference to Exhibit 10.4 to Beverly Enterprises'
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
   10.32   Second Omnibus Amendment to Master Sale and Servicing Agreement, Pledge
           Agreement and Selling Subsidiary Agreements dated as of September 28,
           1992, among Beverly Funding Corporation, Beverly California Corporation,
           Beverly Enterprises, Inc., the wholly-owned subsidiaries of Beverly
           Enterprises, Inc. listed on the signature pages and the Banks listed on the signature pages (incorporated by reference to Exhibit 10 to Beverly
           Enterprises' Quarterly Report on Form 10-Q for the quarter ended September
           30, 1992)
   10.33   Credit Agreement dated as of March 2, 1993 among Beverly Enterprises,
           Inc., Beverly California Corporation, the Lenders listed therein, and the
           Nippon Credit Bank, Ltd. Los Angeles Agency as Agent (the "Nippon Credit
           Agreement") (incorporated by reference to Exhibit 10.29 to Beverly
           Enterprises' Annual Report on Form 10-K for the year ended December 31,
           1992)
   10.34   Credit Agreement dated as of March 1, 1993 among Beverly California
           Corporation, Beverly Enterprises, Inc., the Banks listed therein, Morgan
           Guaranty Trust Company of New York as Issuing Bank and Agent (the "Morgan
           Credit Agreement") (incorporated by reference to Exhibit 10.30 to Beverly
           Enterprises' Annual Report on Form 10-K for the year ended December 31,
           1992)
   10.35   First Amendment dated as of May 3, 1993 to the Morgan Credit Agreement
           (incorporated by reference to Exhibit 10.34 to Beverly Enterprises'
           Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)
   10.36   Second Amendment dated as of September 30, 1993 to the Morgan Credit
           Agreement (incorporated by reference to Exhibit 10.35 to Beverly
           Enterprises' Quarterly Report on Form 10-Q for the quarter ended September
           30, 1993)
   10.37   Data Processing Agreement, dated as of August 1, 1992, by and between
           Systematics Telecommunications Services, Inc. and Beverly California
           Corporation (incorporated by reference to Exhibit 10 to Beverly
           Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30,
           1992)
   11.1    Computation of Net Income (Loss) Per Share for the years ended December
           31, 1993, 1992, 1991, 1990 and 1989
   22.1    Subsidiaries of Registrant
   23.1    Consent of Ernst & Young, Independent Auditors

- ---------------
* Exhibits 10.1 through 10.22 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant

Dated: March 17, 1994                       By:        DAVID R. BANKS
                                               -------------------------------
                                                       David R. Banks
                                              Chairman of the Board, President,
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

                    DAVID R. BANKS              Chairman of the Board,           March 17, 1994
          ----------------------------------      President, Chief Executive
                    David R. Banks                Officer and Director

                   ROBERT D. WOLTIL             Executive Vice President,        March 17, 1994
          ----------------------------------      Finance and Chief
                   Robert D. Woltil               Financial Officer

                    SCOTT M. TABAKIN            Vice President, Controller       March 17, 1994
          ----------------------------------      and Chief Accounting
                    Scott M. Tabakin              Officer

                 BERYL F. ANTHONY, JR.          Director                         March 17, 1994
          ----------------------------------
                 Beryl F. Anthony, Jr.

                    CURT F. BRADBURY            Director                         March 17, 1994
          ----------------------------------
                    Curt F. Bradbury

                    JAMES R. GREENE             Director                         March 17, 1994
          ----------------------------------
                    James R. Greene

                    JON E. M. JACOBY            Director                         March 17, 1994
          ----------------------------------
                    Jon E. M. Jacoby

                     LOUIS W. MENK              Director                         March 17, 1994
          ----------------------------------
                    Louis W. Menk

                    WILL K. WEINSTEIN           Director                         March 17, 1994
          ----------------------------------
                    Will K. Weinstein
