Form 10-Q
period 1994-03-31
BEVERLY ENTERPRISES INC /DE/
filed 1994-05-12
CIK 812305

================================================================================
________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                MARCH 31, 1994

        --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER 1-9550


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

                               YES  X     NO
                                   ---       ---

       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT APRIL 29, 1994 -- 83,062,510


________________________________________________________________________________

================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1994

                               TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                        Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .            2
                        Condensed Consolidated Statements of Income . . . . . . . . . . . . . . . . . . .            3
                        Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .            4
                        Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . .            5
         Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . .            8

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .           11

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1994 AND DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

                                                                                                 MARCH 31,       DECEMBER 31,
                                                                                                   1994              1993
                                                                                                 ---------       ------------
                                                                                                  (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    88,898       $   73,773
   Accounts receivable-patient, less allowance for doubtful accounts:
     1994--$21,802; 1993--$19,561 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        351,213          340,249
   Accounts receivable-nonpatient, less allowance for doubtful accounts:
     1994--$297; 1993--$343 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,311            6,329
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,239            4,617
   Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,513           62,915
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,586           27,050
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,952           33,817
                                                                                               -----------       ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        576,712          548,750
Property and equipment, net of accumulated depreciation and amortization:
    1994--$548,157; 1993--$544,611  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,143,878        1,153,370
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1994--$10,527; 1993--$10,440  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40,019           41,689
   Designated and restricted funds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42,581           44,948
   Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72,354           72,209
   Operating and leasehold rights and licenses, net . . . . . . . . . . . . . . . . . . . .         24,710           25,819
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        111,731          106,745
                                                                                               -----------       ----------
      Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        291,395          291,410
                                                                                               -----------       ----------
                                                                                                $2,011,985       $1,993,530
                                                                                               ===========       ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   123,285       $  119,212
   Accrued wages and related liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        130,540          126,909
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,913            9,519
   Accrued restructuring costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,435           34,310
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,087           63,433
   Current portion of long-term obligations . . . . . . . . . . . . . . . . . . . . . . . .         37,006           42,873
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,438              625
                                                                                               -----------       ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        397,704          396,881
Long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        695,034          706,695
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         71,702           72,765
Other liabilities and deferred items  . . . . . . . . . . . . . . . . . . . . . . . . . . .         81,327           78,180
Commitments and contingencies
Stockholders' equity:
   Preferred stock:
     Series B, shares issued and outstanding:  3,000,000  . . . . . . . . . . . . . . . . .        150,000          150,000
     Series A, shares issued and outstanding:  999,999  . . . . . . . . . . . . . . . . . .             --          100,000
     Funds designated for the redemption of Series A preferred stock  . . . . . . . . . . .             --         (100,000)
   Common stock, shares issued:  1994--87,028,910; 1993--85,845,400 . . . . . . . . . . . .          8,703            8,585
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        591,939          578,239
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,711           42,320
   Treasury stock, at cost:  3,977,800 shares . . . . . . . . . . . . . . . . . . . . . . .        (40,135)         (40,135)
                                                                                               -----------       ----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        766,218          739,009
                                                                                               -----------       ----------
                                                                                               $ 2,011,985       $1,993,530
                                                                                               ===========       ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                             1994                1993
                                                                                             ----                ----
Net operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   712,188        $   691,217
Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,707              3,308
                                                                                          -----------        -----------
      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             715,895            694,525
Costs and expenses:
  Operating and administrative:
     Wages and related  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             385,116            385,443
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             270,638            256,231
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,451             16,262
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .              22,626             21,131
                                                                                          -----------        -----------
      Total costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . .             692,831            679,067
                                                                                          -----------        -----------
Income before provision for income taxes  . . . . . . . . . . . . . . . . . . . .              23,064             15,458
Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,611              5,101
                                                                                          -----------        -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    15,453        $    10,357
                                                                                          ===========        ===========

Net income per share of common stock  . . . . . . . . . . . . . . . . . . . . . .         $      0.16        $      0.13
                                                                                          ===========        ===========

Shares used to compute net income per share . . . . . . . . . . . . . . . . . . .              84,365             81,317
                                                                                          ===========        ===========


      Primary and fully diluted earnings per share for the three months ended March 31, 1994 were computed by dividing net income after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Conversion of the Company's Series B preferred stock (as defined herein), 7.625% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.

      Primary earnings per share for the three months ended March 31, 1993 was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included the Company's Series A preferred stock (as defined herein) and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the three months ended March 31, 1993 was computed as above and assumed conversion of the Company's 9% convertible subordinated debentures. Conversion of the Company's 7.625% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.





                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                     1994           1993
                                                                                                     ----           ----
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    15,453      $   10,357
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .          22,626          21,131
         Provision for reserves and discounts on patient, notes and other receivables, net            3,945           4,070
         Gains on dispositions of facilities, net   . . . . . . . . . . . . . . . . . . . .          (2,770)             --
         Deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             330          (1,702)
         Net decrease in insurance reserves   . . . . . . . . . . . . . . . . . . . . . . .            (435)         (5,453)
         Changes in operating assets and liabilities, net of acquisitions and dispositions:
             Accounts receivable - patient  . . . . . . . . . . . . . . . . . . . . . . . .         (16,207)         (6,962)
             Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (579)           (270)
             Prepaid expenses and other receivables . . . . . . . . . . . . . . . . . . . .          (2,611)         (2,528)
             Accounts payable and other accrued expenses  . . . . . . . . . . . . . . . . .           5,332          (1,347)
             Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,291           5,213
             Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,792)         (2,187)
                                                                                                -----------      ----------
                Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,130           9,965
                                                                                                -----------      ----------
                Net cash provided by operating activities . . . . . . . . . . . . . . . . .          26,583          20,322
Cash flows from investing activities:
      Proceeds from dispositions of facilities and other assets   . . . . . . . . . . . . .          31,228             106
      Payments for acquisitions, net of cash acquired   . . . . . . . . . . . . . . . . . .          (8,409)         (5,768)
      Payments on notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,552           1,055
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (23,295)        (15,443)
      Construction in progress, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,160)         (5,247)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,970)         (3,628)
                                                                                                -----------      ----------
                Net cash used for investing activities  . . . . . . . . . . . . . . . . . .          (5,054)        (28,925)
Cash flows from financing activities:
      Repayments of long-term obligations   . . . . . . . . . . . . . . . . . . . . . . . .         (18,478)        (16,848)
      Proceeds from issuance of long-term obligations   . . . . . . . . . . . . . . . . . .              --          21,541
      Net borrowings under revolving credit agreement   . . . . . . . . . . . . . . . . . .              --           2,000
      Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . . . . . .          13,228             388
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,135)         (3,072)
      Dividends paid on preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .          (2,063)           (250)
      Proceeds from designated funds, net   . . . . . . . . . . . . . . . . . . . . . . . .           2,044               7
                                                                                                -----------      ----------
                Net cash provided by (used for) financing activities  . . . . . . . . . . .          (6,404)          3,766
                                                                                                -----------      ----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . . .          15,125          (4,837)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . .          73,773          49,597
                                                                                                -----------      ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . .     $    88,898      $   44,760
                                                                                                ===========      ==========

Supplemental schedule of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)  . . . . . . . . . . . . . . . . . . . . . . . .     $    13,057      $   17,150
      Income taxes (net of refunds)   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,990           1,442

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1994

                                  (UNAUDITED)


  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1994 and 1993 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

  Certain prior year amounts have been reclassified to conform with the 1994 presentation.

   (ii) The provisions for income taxes for the three months ended March 31, 1994 and 1993 are based on estimated annual tax rates of 33%. The Company's effective tax rate is lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. The provisions for taxes on income consist of the following for the three months ended March 31 (in thousands):

                                                                         1994                 1993
                                                                         ----                 ----
     Federal:
          Current   . . . . . . . . . . . . . . . . . . . . . . .     $   5,972           $   4,739
          Deferred  . . . . . . . . . . . . . . . . . . . . . . .          (206)               (875)


     State:
          Current   . . . . . . . . . . . . . . . . . . . . . . .         1,309               1,074
          Deferred  . . . . . . . . . . . . . . . . . . . . . . .           536                 163
                                                                      ---------           ---------

                                                                      $   7,611           $   5,101
                                                                      =========           =========

  (iii) During the three months ended March 31, 1994, the Company acquired four nursing facilities (425 beds), which were previously leased by the Company, and certain other assets, for approximately $8,409,000 cash, approximately $1,200,000 acquired debt and approximately $393,000 security and other deposits. During the three months ended March 31, 1994, the Company sold, subleased or terminated the leases on 40 nursing facilities (3,522 beds) (11 of such facilities were included in the 1992 restructuring program discussed below) and certain other assets for cash proceeds of approximately $32,747,000 and approximately $50,000 notes receivable. The Company recognized a pre-tax loss of approximately $9,000,000 for the 11 facilities included in the 1992 restructuring program. Such loss was included in the $57,000,000 pre-tax restructuring charge discussed below. The Company recognized pre-tax gains of approximately $3,000,000 related to the remaining dispositions, which were primarily included in the Company's operating results for the three months ended March 31, 1994. The operations of these facilities were immaterial to the Company's financial position and results of operations.

  During the year ended December 31, 1992, the Company recognized a $57,000,000 pre-tax restructuring charge related to a program to discontinue the Company's operation of 33 nursing facilities with historically poor financial performance, and to replace, relocate or sell certain other assets (the "1992 restructuring program"). This charge included the estimated operating losses to be incurred by these 33 facilities during the anticipated period required to implement the program. Certain transactions which were reserved as part of the 1992 restructuring program were not completed by the originally anticipated one-year implementation period; however, it is anticipated that the remaining transactions will be substantially completed during 1994. The Company evaluates the reserves established in connection with the remaining transactions on a regular basis and believes the current reserves are adequate.

                           BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 1994

                                  (UNAUDITED)


  In April 1994, the Company entered into a letter of intent with American Transitional Hospitals, Inc. ("ATH") for the acquisition of ATH by the Company in exchange for 2,400,000 shares of the Company's common stock. The Company anticipates that the acquisition will be accounted for as a pooling of interests. The transaction is subject to the execution of a definitive agreement and the satisfaction of certain conditions, including receipt of regulatory and ATH stockholder approvals. The acquisition of ATH by the Company is not expected to have a material effect on the Company's financial position or results of operations.

  (iv) During 1993, the Company completed the sale of 3,000,000 shares of $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Series B preferred stock") through a public offering. On January 3, 1994, the Company used approximately $100,000,000 of the net proceeds from such offering to redeem all of the Company's cumulative convertible preferred stock (the "Series A preferred stock").

  (v) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

  (vi) Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Beverly Delaware (the parent) provides financial, administrative and legal services to Beverly California for which Beverly California is charged management fees.

  The following summarized unaudited financial information is being reported because Beverly California's 7.625% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") and its senior secured notes (the "Senior Secured Notes") are publicly held. Beverly Delaware is co-obligor of the Debt Securities and guarantor of the Senior Secured Notes. Summary unaudited financial information for Beverly California is as follows (in thousands):

                                                     THREE MONTHS ENDED        THREE MONTHS ENDED
                                                       MARCH 31, 1994            MARCH 31, 1993
                                                     -----------------         ------------------
         Total revenues . . . . . . . . . . . . . .       $  716,148               $  694,818
         Total costs and expenses . . . . . . . . .          693,133                  679,435
         Net income . . . . . . . . . . . . . . . .           15,420                   10,307


                                                            AS OF                     AS OF
                                                       MARCH 31, 1994           DECEMBER 31, 1993
                                                       --------------           -----------------
         Current assets . . . . . . . . . . . . . .       $  497,350               $  468,441
         Long-term assets . . . . . . . . . . . . .        1,472,652                1,483,400
         Current liabilities  . . . . . . . . . . .          394,967                  392,244
         Long-term liabilities  . . . . . . . . . .          838,691                  838,673


  In addition to Beverly Delaware, one of its direct wholly-owned subsidiaries and each of Beverly California's material wholly- owned subsidiaries (collectively, the "Subsidiary Guarantors") have guaranteed the obligations of

                           BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 1994

                                  (UNAUDITED)

Beverly California under the Senior Secured Notes. Separate financial statements of Beverly California and the Subsidiary Guarantors are not considered to be material to holders of the Senior Secured Notes since the guaranty of each of the Subsidiary Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law), and the aggregate net assets, earnings and equity of the Subsidiary Guarantors and Beverly California together, after adjustment for intercompany management fees, are substantially equivalent to the net assets, earnings and equity of Beverly Delaware on a consolidated basis.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1994

                                  (UNAUDITED)


OPERATING RESULTS

FIRST QUARTER 1994 COMPARED TO FIRST QUARTER 1993

  Net income was $15,453,000 or $.16 per share for the three months ended March 31, 1994, as compared to net income of $10,357,000 or $.13 per share for the same period in 1993. Net operating revenues and operating and administrative costs increased approximately $21,000,000 and $14,100,000, respectively, for the three months ended March 31, 1994, as compared to the same period in 1993. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the three-month periods ended March 31, 1994 and 1993 ("same facility operations") of approximately $62,400,000 and $52,000,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $2,500,000 and $2,200,000, respectively, due to the acquisition of three facilities in 1993; and decreases in net operating revenues and operating and administrative costs of approximately $43,900,000 and $40,100,000, respectively, due to the disposition of, or lease terminations on, 40 facilities in 1994 and 43 facilities in 1993.

  The increase in net operating revenues for same facility operations for the three months ended March 31, 1994, as compared to the same period in 1993, was due to the following: approximately $30,700,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $26,700,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $3,500,000 due to a shift in the Company's patient mix to a higher Medicare census; and approximately $8,200,000 due to increases in pharmacy revenues and various other items. The Company's Medicare, private and Medicaid census for same facility operations was 12%, 19%, and 68%, respectively, for the three months ended March 31, 1994, as compared to 11%, 19%, and 69%, respectively, for the same period in 1993. These increases in net operating revenues were partially offset by approximately $6,700,000 due to a decrease in same facility occupancy to 88.5% for the three months ended March 31, 1994, as compared to 89.7% for the same period in 1993.

  The increase in operating and administrative costs for same facility operations for the three months ended March 31, 1994, as compared to the same period in 1993, was due to the following: approximately $21,300,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel, increased staffing levels in the Company's nursing facilities to cover increased patient acuity, and the hiring of therapists on staff as opposed to contracting for their services; approximately $26,000,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's Medicare and private-pay patients; and approximately $4,700,000 due primarily to increases in pharmacy-related costs, insurance, utilities and various other items.

  Ancillary revenues are derived from providing services to residents beyond room and board care. These services include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceutical products and other services. The Company's overall ancillary revenues for the three months ended March 31, 1994 were $170,193,000 and represented 24% of net operating revenues, as compared to $141,337,000 of ancillary revenues for the same period in 1993 which represented 20% of net operating revenues for the three months ended March 31, 1993. Although the Company is pursuing further growth of ancillary revenues through expansion of specialty services, such as rehabilitation and subacute care, there can be no assurance that such growth will continue. Growth in ancillary revenues, as well as increases in Medicare census, have also resulted in higher costs for the Company due to higher acuity services being provided to these patients. The Company's overall ancillary costs, excluding wages and related expenses, were $95,471,000 for the three months ended March 31, 1994, compared to $77,684,000 for the same period in 1993.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1994

                                  (UNAUDITED)


  Interest expense decreased approximately $1,800,000 as compared to the same period in 1993 primarily due to the repayment of approximately $45,000,000 of debt with a portion of the proceeds from issuance of the Series B preferred stock and the conversion of approximately $46,000,000 in principal amount of the Company's 9% convertible subordinated debentures into common stock. Such transactions were completed during the third quarter of 1993. Depreciation and amortization expense increased approximately $1,500,000 as compared to the same period in 1993 primarily due to the acquisition of previously-leased nursing facilities, partially offset by a decrease due to the disposition of or lease terminations on certain nursing facilities.

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

  As a general matter, increases in the Company's operating costs result in higher patient rates under Medicaid programs in subsequent periods. However, the Company's results of operations will continue to be affected by the time lag in most states between the increases in reimbursable costs and the receipt of related reimbursement rate increases. Medicaid rate increases, adjusted for inflation, are generally based upon changes in costs for a full calendar year period. The time lag before such costs are reflected in permitted rates varies from state to state, with a substantial portion of the increases taking effect up to 18 months after the related cost increases.

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

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1994, the Company had approximately $88,898,000 in cash and cash equivalents and net working capital of approximately $179,008,000. The Company anticipates that approximately $21,506,000 of its existing cash at March 31, 1994, while not legally restricted, will be utilized for funding insurance claims, and the Company does not expect to use such cash for other purposes. The Company had $50,000,000 of unused commitments under its revolving credit agreement and $15,000,000 of unused commitments under its commercial paper program as of March 31, 1994.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1994

                                  (UNAUDITED)


  Net cash provided by operating activities for the three months ended March 31, 1994 was approximately $26,583,000, an increase of approximately $6,261,000 from the prior year due to various items, including an improvement in the Company's operations and a reduction in insurance payments. Net cash used for investing and financing activities was approximately $5,054,000 and $6,404,000, respectively, for the three months ended March 31, 1994. The Company primarily used cash generated from operations to fund capital expenditures and construction totaling approximately $24,455,000. The Company received cash proceeds of approximately $31,000,000 from the sale or sublease of 27 nursing facilities in the state of Texas, and received $12,000,000 in cash proceeds from the exercise of an option grant for 1,000,000 common shares at $12.00 per share. A portion of such proceeds was used to repay approximately $18,478,000 of long-term obligations and to fund acquisitions of approximately $8,409,000. In April 1994, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the 1,000,000 common shares purchased under the option grant. This will not result in any additional proceeds to the Company.

  During 1993, the Company completed the sale of 3,000,000 shares of $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Series B preferred stock") through a public offering. On January 3, 1994, the Company used approximately $100,000,000 of the net proceeds from such offering to redeem all of the Company's cumulative convertible preferred stock (the "Series A preferred stock"). The Series A preferred stock dividend rate was scheduled to increase from 1% to 10% on January 1, 1994.

  The Company has entered into a letter of intent with American Transitional Hospitals, Inc. ("ATH") for the acquisition of ATH by the Company in exchange for 2,400,000 shares of the Company's common stock. The Company anticipates that the acquisition will be accounted for as a pooling of interests. The acquisition of ATH by the Company is not expected to have a material effect on the Company's financial position or results of operations.

  The Company believes that working capital from operations, borrowings under its banking arrangements and commercial paper program, proceeds from issuance of certain debt securities, refinancings of certain existing indebtedness, and the remaining proceeds from the sale of facilities and the exercise of the option grant discussed above, will be adequate to repay its debts due within one year of approximately $37,006,000, to make normal recurring capital additions and improvements for the twelve months ending March 31, 1995 of approximately $100,000,000, to make selective acquisitions, including the purchase of previously-leased facilities, and to meet working capital requirements.

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                                 MARCH 31, 1994

                                  (UNAUDITED)


ITEM 1.  LEGAL PROCEEDINGS

  There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6(A).  EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
- - ------                                -----------
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

EXHIBIT
NUMBER                               DESCRIPTION
- - -------                              -----------
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

10.1 * Amended and Restated 1981 Beverly Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly
          Enterprises' Registration Statement on Form S-4 filed on July 31,
          1987 (File No. 33-13243))


EXHIBIT
NUMBER                                DESCRIPTION
- - -------                               -----------
10.2   *  Amended and Restated 1981 Beverly Incentive Stock Option Plan
          (incorporated by reference to Post-Effective Amendment No. 2 on Form
          S-8 to Beverly Enterprises' Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33-13243))

10.3 * 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly
          Enterprises' Registration Statement on Form S-4 filed on July 31,
          1987 (File No. 33-13243))

10.4   *  Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term
          Incentive Stock Plan (incorporated by reference to Beverly
          Enterprises' Registration Statement on Form S-8 filed on June 30,
          1993 (File No. 33-65242))

10.5   *  Retirement Plan for Outside Directors (incorporated by reference to
          Exhibit 10.5 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

10.6   *  Executive Medical Reimbursement Plan (incorporated by reference to
          Exhibit 10.5 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1987)

10.7   *  Amended and Restated Beverly Enterprises, Inc. Executive Life
          Insurance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.7 to Beverly Enterprises' Annual Report on
          Form 10-K for the year ended December 31, 1993)

10.8   *  Executive Physicals Policy (incorporated by reference to Exhibit
          10.8 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

10.9   *  Amended and Restated Deferred Compensation Plan effective July 18,
          1991 (incorporated by reference to Exhibit 10.6 to Beverly
          Enterprises' Annual Report on Form 10-K for the year ended December
          31, 1991)

10.10 * Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises' Annual Report on Form 10-K for the year ended
          December 31, 1987)

10.11  *  Amendment No. 1, effective as of July 1, 1991, to the Executive
          Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly
          Enterprises' Annual Report on Form 10-K for the year ended December
          31, 1991)

10.12  *  Amendment No. 2, effective as of December 12, 1991, to the Executive
          Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly
          Enterprises' Annual Report on Form 10-K for the year ended December
          31, 1991)

10.13  *  Amendment No. 3, effective as of July 31, 1992, to the Executive
          Retirement Plan (incorporated by reference to Exhibit 10.10 to
          Beverly Enterprises' Annual Report on Form 10-K for the year ended
          December 31, 1992)

10.14 * Form of Indemnification Agreement between Beverly Enterprises and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)

10.15 * Form of request by Beverly Enterprises to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises' Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1987)

10.16 * Form of request by Beverly Enterprises to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises' Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1987)


EXHIBIT
NUMBER                                     DESCRIPTION
- - -------                                    -----------
10.17  *  Agreement dated December 29, 1986 between Beverly Enterprises and
          Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly
          Enterprises' Registration Statement on Form S-1 filed on January 18,
          1990 (File No. 33-33052))

10.18  *  Severance Plan for Corporate and Regional Employees effective
          December 1, 1989 (incorporated by reference to Exhibit 10.21 to
          Amendment No. 1 to Beverly Enterprises' Registration Statement on
          Form S-1 filed on February 26, 1990 (File No. 33-33052))

10.19 * Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises' Registration
          Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))

10.20  *  Form of Agreement Concerning Benefits Upon Severance dated as of
          September 1, 1990 between Beverly Enterprises and certain officers of Beverly Enterprises (incorporated by reference to Exhibit 10.23 to
          Beverly Enterprises' Registration Statement on Form S-1 filed on July
          30, 1990 (File No. 33-36109))

10.21  *  Beverly Enterprises Company Car Policy effective May 1, 1988
          (incorporated by reference to Exhibit 10.18 to Beverly Enterprises'
          Annual Report on Form 10-K for the year ended December 31, 1992)

10.22 * First Amendment to Agreement Concerning Benefits Upon Severance dated as of April 25, 1993 between Beverly Enterprises and Ronald C.
          Kayne (incorporated by reference to Exhibit 10.22 to Beverly
          Enterprises' Annual Report on Form 10-K for the year ended December
          31, 1993)

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

EXHIBIT
NUMBER                                  DESCRIPTION
- - ------                                  -----------
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

11.1      Computation of Net Income Per Share

          * Exhibits 10.1 through 10.22 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.



ITEM 6(B). REPORTS ON FORM 8-K

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

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BEVERLY ENTERPRISES, INC.
                                         Registrant




Dated:  May 12, 1994                     By:      /s/ SCOTT M. TABAKIN
                                                    Scott M. Tabakin
                                              Vice President, Controller and
                                                  Chief Accounting Officer