Form 10-K/A
period 1993-12-31
BEVERLY ENTERPRISES INC /DE/
filed 1994-05-27
CIK 812305

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT NO. 1

  (MARK ONE)
    (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                      OR

    (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $1,243,687,308 AS OF FEBRUARY 28, 1994.

                                   83,002,050

  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 28, 1994)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE
ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 19, 1994.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
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

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                       YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                           ---------------------------------------------------------------------
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

- - ---------------

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

3.  PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization by major classifications at December 31 (in thousands):

                                                           TOTAL                     OWNED                   LEASED
                                                   ----------------------    ----------------------    ------------------
                                                     1993         1992         1993         1992        1993       1992
                                                   ---------    ---------    ---------    ---------    -------    -------
Land, buildings and improvements................  $1,371,499   $1,241,638   $1,313,082   $1,182,174    $58,417    $59,464
Furniture and equipment.........................     293,379      266,977      286,762      259,322      6,617      7,655
Construction in progress........................      33,103       22,285       33,103       22,285         --         --
                                                  ----------   ----------   ----------   ----------    -------    -------
                                                   1,697,981    1,530,900    1,632,947    1,463,781     65,034     67,119
Less accumulated depreciation and
  amortization..................................     544,611      489,245      505,387      450,054     39,224     39,191
                                                  ----------   ----------   ----------   ----------    -------    -------
                                                  $1,153,370   $1,041,655   $1,127,560   $1,013,727    $25,810    $27,928
                                                  ----------   ----------   ----------   ----------    -------    -------
                                                  ----------   ----------   ----------   ----------    -------    -------

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

YEAR ENDING
DECEMBER 31,
- - ------------
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

- - ---------------

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

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

8. RELATED PARTY TRANSACTIONS

     During 1993 and 1992, the Company declared and paid all required quarterly dividends to the holder of its Series A preferred stock which amounted to $1,000,000 per year. During 1991, the Company declared and paid all current dividends and all dividends in arrears to such preferred shareholder which amounted to $4,000,000. An affiliate of the Company's Series A preferred shareholder provides certain investment services relating to the disposition of certain assets of the Company, and has provided underwriting and placement services on the Company's public and private offerings. Fees paid by the Company for such services amounted to approximately $2,180,000 and $1,421,000 for the years ended December 31, 1993 and 1991, respectively. The Company did not require such services in 1992.

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

                                            1993                                                    1992
                    ------------------------------------------------------  ------------------------------------------------------
                      1ST        2ND        3RD        4TH        TOTAL       1ST        2ND        3RD        4TH        TOTAL
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
Total revenues....  $694,525   $718,162   $736,271   $736,923   $2,885,881  $613,394   $627,992   $676,936   $692,884   $2,611,206
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
Income (loss)
  before provision
  for (benefit
  from) income
  taxes,
  extraordinary
  charge and
  cumulative
  effect of change
  in accounting
  for income
  taxes...........  $ 15,458   $ 21,696   $ 27,771   $ 25,028   $   89,953  $ 10,398   $ 17,520   $ 20,367   $(39,901)  $    8,384
Provision for
  (benefit from)
  income taxes....     5,101      7,160      9,164      8,259       29,684     3,431      5,782      6,721    (11,731)       4,203
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
Income (loss)
  before
  extraordinary
  charge and
  cumulative
  effect of change
  in accounting
  for income
  taxes...........    10,357     14,536     18,607     16,769       60,269     6,967     11,738     13,646    (28,170)       4,181
Extraordinary
  charge..........        --         --     (2,345)        --       (2,345)   (4,523)        --         --     (4,312)      (8,835)
Cumulative effect
  of change in
  accounting for
  income taxes....        --         --         --         --           --    (5,454)        --         --         --       (5,454)
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
Net income
  (loss)..........  $ 10,357   $ 14,536   $ 16,262   $ 16,769   $   57,924  $ (3,010)  $ 11,738   $ 13,646   $(32,482)  $  (10,108)
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
Income (loss) per
  share of common
  stock:
  Before
    redemption
    premium on
    Series A
    preferred
    stock,
    extraordinary
    charge and
    cumulative
    effect of
    change in
    accounting for
    income
    taxes.........  $    .13   $    .18   $    .22   $    .17   $      .71  $    .09   $    .15   $    .17   $   (.38)  $      .04
  Redemption
    premium on
    Series A
    preferred
    stock.........        --         --       (.26)        --         (.26)       --         --         --         --           --
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
  Before
    extraordinary
    charge and
    cumulative
    effect of
    change in
    accounting for
    income
    taxes.........       .13        .18       (.04)       .17          .45       .09        .15        .17       (.38)         .04
  Extraordinary
    charge........        --         --       (.03)        --         (.03)     (.06)        --         --       (.06)        (.12)
  Cumulative
    effect of
    change in
    accounting for
    income
    taxes.........        --         --         --         --           --      (.07)        --         --         --         (.07)
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
  Net income
    (loss)........  $    .13   $    .18   $   (.07)  $    .17   $      .42  $   (.04)  $    .15   $    .17   $   (.44)  $     (.15)
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
Common stock price
  range:
  High............  $  14.75   $  12.88   $  13.38   $  13.75               $  10.13   $   8.75   $   9.63   $  13.13
  Low.............  $   9.50   $  10.38   $   9.25   $  10.00               $   8.38   $   7.13   $   7.63   $   8.38

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

                                  SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          BEVERLY ENTERPRISES, INC.
                                          Registrant


Dated: May 27, 1994                       By:   /s/ SCOTT M. TABAKIN
                                             ------------------------------
                                                   Scott M. Tabakin
                                             Vice President, Controller and
                                                Chief Accounting Officer