Form 10-Q
period 1994-06-30
BEVERLY ENTERPRISES INC /DE/
filed 1994-08-12
CIK 812305

================================================================================

________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ___ SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
          __________ TO __________


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

                               YES  X     NO
                                   ___       ___

       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
          EXCLUSIVE OF TREASURY SHARES, AT JULY 29, 1994 -- 83,110,802


==============================================================================


______________________________________________________________________________

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1994

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                                       PAGE
                                                                                                      ----
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

Part II -- Other Information

         Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12
         Item 4.  Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . .      12
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .      13

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)

                                                                               JUNE 30,    DECEMBER 31,
                                                                                 1994          1993
                                                                                 ----          ----
                                                                              (UNAUDITED)
                            ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    $   75,182   $    73,773
  Accounts receivable-patient, less allowance for doubtful accounts:
    1994 - $20,068; 1993 - $19,561  . . . . . . . . . . . . . . . . . . .       356,332       340,249
  Accounts receivable-nonpatient, less allowance for doubtful accounts:
    1994 - $283; 1993 - $343  . . . . . . . . . . . . . . . . . . . . . .         6,162         6,329
  Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,882         4,617
  Operating supplies  . . . . . . . . . . . . . . . . . . . . . . . . . .        61,571        62,915
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .        25,674        27,050
  Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . .        38,213        33,817
                                                                             ----------   -----------
         Total current assets . . . . . . . . . . . . . . . . . . . . . .       567,016       548,750

Property and equipment, net of accumulated depreciation and amortization:
    1994 - $564,087; 1993 - $544,611  . . . . . . . . . . . . . . . . . .     1,181,869     1,153,370

Other assets:
  Notes receivable, less allowance for doubtful notes:
    1994 - $9,865; 1993 - $10,440 . . . . . . . . . . . . . . . . . . . .        41,232        41,689
  Designated and restricted funds . . . . . . . . . . . . . . . . . . . .        40,274        44,948
  Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        72,347        72,209
  Operating and leasehold rights and licenses, net  . . . . . . . . . . .        24,312        25,819
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       110,848       106,745
                                                                             ----------   -----------
         Total other assets . . . . . . . . . . . . . . . . . . . . . . .       289,013       291,410
                                                                             ----------   -----------
                                                                             $2,037,898   $ 1,993,530
                                                                             ==========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  124,709   $   119,212
  Accrued wages and related liabilities . . . . . . . . . . . . . . . . .       124,525       126,909
  Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,715         9,519
  Accrued restructuring costs . . . . . . . . . . . . . . . . . . . . . .        17,402        34,310
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .        69,886        63,433
  Current portion of long-term obligations  . . . . . . . . . . . . . . .        41,631        42,873
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . .         3,589           625
                                                                             ----------   -----------
         Total current liabilities  . . . . . . . . . . . . . . . . . . .       391,457       396,881
Long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . .       712,893       706,695
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . .        70,641        72,765
Other liabilities and deferred items  . . . . . . . . . . . . . . . . . .        78,649        78,180
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
    Series B, shares issued and outstanding: 3,000,000  . . . . . . . . .       150,000       150,000
    Series A, shares issued and outstanding: 999,999  . . . . . . . . . .            --       100,000
    Funds designated for the redemption of Series A preferred stock . . .            --      (100,000)
  Common stock, shares issued:
    1994 - 87,081,560; 1993 - 85,845,400  . . . . . . . . . . . . . . . .         8,708         8,585
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .       592,459       578,239
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .        73,226        42,320
  Treasury stock, at cost: 3,977,800 shares . . . . . . . . . . . . . . .       (40,135)      (40,135)
                                                                             ----------   -----------
         Total stockholders' equity . . . . . . . . . . . . . . . . . . .       784,258       739,009
                                                                             ----------   -----------
                                                                             $2,037,898   $ 1,993,530
                                                                             ==========   ===========


                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1994 AND 1993

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED            SIX MONTHS ENDED

                                                                   JUNE 30,                     JUNE 30,
                                                                   --------                     --------
                                                               1994          1993           1994          1993
                                                               ----          ----           ----          ----
Net operating revenues  . . . . . . . . . . . . . . . . .    $719,030     $ 714,440     $ 1,431,218  $1,405,657
Interest income . . . . . . . . . . . . . . . . . . . . .       3,623         3,722           7,330       7,030
                                                             --------     ---------     -----------  ----------
       Total revenues . . . . . . . . . . . . . . . . . .     722,653       718,162       1,438,548   1,412,687
Costs and expenses:
  Operating and administrative:
    Wages and related . . . . . . . . . . . . . . . . . .     386,662       392,680         771,778     778,123
    Other . . . . . . . . . . . . . . . . . . . . . . . .     270,713       265,927         541,351     522,158
  Interest  . . . . . . . . . . . . . . . . . . . . . . .      14,544        16,303          28,995      32,565
  Depreciation and amortization . . . . . . . . . . . . .      21,513        21,556          44,139      42,687
                                                             --------     ---------     -----------  ----------
       Total costs and expenses . . . . . . . . . . . . .     693,432       696,466       1,386,263   1,375,533
                                                             --------     ---------     -----------  ----------

Income before provision for income taxes  . . . . . . . .      29,221        21,696          52,285      37,154
Provision for income taxes  . . . . . . . . . . . . . . .       9,643         7,160          17,254      12,261
                                                             --------     ---------     -----------  ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . .    $ 19,578     $  14,536     $    35,031  $   24,893
                                                             ========     =========     ===========  ==========

Net income per share of common stock:
  Primary . . . . . . . . . . . . . . . . . . . . . . . .    $    .21     $     .18     $       .37  $      .31
                                                             ========     =========     ===========  ==========
  Fully diluted . . . . . . . . . . . . . . . . . . . . .    $    .20     $     .17     $       .37  $      .30
                                                             ========     =========     ===========  ==========

Shares used to compute net income per share:
  Primary . . . . . . . . . . . . . . . . . . . . . . . .      84,521        81,299          84,444      81,308
                                                             ========     =========     ===========  ==========
  Fully diluted . . . . . . . . . . . . . . . . . . . . .      95,774        88,481          84,443      88,465
                                                             ========     =========     ===========  ==========



         Primary earnings per share for the three-month and six-month periods ended June 30, 1994 and fully diluted earnings per share for the six-month period ended June 30, 1994 were computed by dividing net income, after deduction of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. For fully diluted earnings per share, conversion of the Company's Series B preferred stock (as defined herein), 7.625% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect for such periods and, therefore, were not assumed. Fully diluted earnings per share for the three-month period ended June 30, 1994 was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method, and the assumed conversion of the Company's Series B preferred stock. Conversion of the Company's 7.625% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.

         Primary earnings per share for the three-month and six-month periods ended June 30, 1993 were computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents included the Company's Series A preferred stock (as defined herein) and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the three-month and six-month periods ended June 30, 1993 were computed as above and assumed conversion of the Company's 9% convertible subordinated debentures. Conversion of the Company's 7.625% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.


                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                 1994        1993
                                                                                 ----        ----
Cash flows from operating activities:
      Net income          . . . . . . . . . . . . . . . . . . . . . . . .      $ 35,031   $  24,893
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization  . . . . . . . . . . . . . . . .        44,139      42,687
           Provision for reserves and discounts on patient, notes
             and other receivables, net . . . . . . . . . . . . . . . . .         6,483       9,261
           Gains on dispositions of facilities, net . . . . . . . . . . .        (3,100)     (2,037)
           Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .           833      (1,447)
           Net increase (decrease) in insurance reserves  . . . . . . . .           198      (9,597)
           Changes in operating assets and liabilities,
             net of acquisitions and dispositions:
               Accounts receivable - patient  . . . . . . . . . . . . . .       (24,358)    (16,481)
               Operating supplies . . . . . . . . . . . . . . . . . . . .          (677)       (263)
               Prepaid expenses and other receivables . . . . . . . . . .        (2,150)     (3,777)
               Accounts payable and other accrued expenses  . . . . . . .           773      (4,088)
               Income taxes payable . . . . . . . . . . . . . . . . . . .         1,790       4,684
               Other, net . . . . . . . . . . . . . . . . . . . . . . . .        (7,502)     (4,838)
                                                                               --------   ---------
                   Total adjustments  . . . . . . . . . . . . . . . . . .        16,429      14,104
                                                                               --------   ---------
                   Net cash provided by operating activities  . . . . . .        51,460      38,997
Cash flows from investing activities:
      Payments for acquisitions, net of cash acquired . . . . . . . . . .       (29,113)    (18,964)
      Proceeds from dispositions of facilities and other assets . . . . .        32,764       5,850
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .       (39,199)    (40,012)
      Construction in progress, net . . . . . . . . . . . . . . . . . . .       (13,323)     (4,601)
      Payments on notes receivable  . . . . . . . . . . . . . . . . . . .         5,756       2,193
      Other, net          . . . . . . . . . . . . . . . . . . . . . . . .       (11,599)     (5,220)
                                                                               --------   ---------
                   Net cash used for investing activities . . . . . . . .       (54,714)    (60,754)
Cash flows from financing activities:
      Proceeds from issuance of long-term obligations . . . . . . . . . .        25,000      41,541
      Net borrowings under revolving credit agreement . . . . . . . . . .            --       5,000
      Repayments of long-term obligations . . . . . . . . . . . . . . . .       (29,374)    (32,318)
      Proceeds from exercise of stock options . . . . . . . . . . . . . .        13,508         986
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . .        (3,141)     (5,574)
      Dividends paid      . . . . . . . . . . . . . . . . . . . . . . . .        (4,125)       (500)
      Proceeds from designated funds, net . . . . . . . . . . . . . . . .         2,795         757
                                                                               --------   ---------
                   Net cash provided by financing activities  . . . . . .         4,663       9,892
                                                                               --------   ---------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . .         1,409     (11,865)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . .        73,773      49,597
                                                                               --------   ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .      $ 75,182   $  37,732
                                                                               ========   =========

Supplemental schedule of cash flow information:
      Cash paid during the period for:
        Interest (net of amount capitalized)  . . . . . . . . . . . . . .      $ 28,799   $  31,729
        Income taxes (net of refunds) . . . . . . . . . . . . . . . . . .        14,631       8,875


                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1994

                                  (UNAUDITED)



         (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1994 and 1993 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading.
These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1994 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

         Certain prior year amounts have been reclassified to conform with the 1994 presentation.

         (ii) The provisions for income taxes for the three-month and six-month periods ended June 30, 1994 and 1993 are based on estimated annual tax rates of 33%. The Company's effective tax rate is lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. The provisions for income taxes consist of the following for the three-month and six-month periods ended June 30 (in thousands):

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED

                                                          JUNE 30,                       JUNE 30,
                                                          --------                       --------
                                                     1994           1993           1994               1993
                                                     ----           ----           ----               ----
   Federal:
        Current . . . . . . . . . . . . . . . .    $ 7,054        $   5,387    $   13,026          $  10,126
        Deferred  . . . . . . . . . . . . . . .        251               38            45               (837)

   State:
        Current . . . . . . . . . . . . . . . .      2,086            1,311         3,395              2,385
        Deferred  . . . . . . . . . . . . . . .        252              424           788                587
                                                   -------        ---------    ----------          ---------
                                                   $ 9,643        $   7,160    $   17,254          $  12,261
                                                   =======        =========    ==========          =========


         (iii) During the six months ended June 30, 1994, the Company acquired 10 nursing facilities (1,246 beds), which were previously leased by the Company, and certain other assets, for approximately $29,163,000 cash, approximately $9,580,000 assumed and acquired debt and approximately $1,143,000 security and other deposits. Also during such period, the Company sold, subleased or terminated the leases on 42 nursing facilities (3,735 beds) (11 of such facilities were included in the 1992 restructuring program discussed below) and certain other assets for cash proceeds of approximately $33,417,000 and approximately $681,000 notes receivable. The Company recognized pre-tax losses of approximately $9,000,000 for the 11 facilities included in the 1992 restructuring program. Such losses were included in the $57,000,000 pre-tax restructuring charge discussed below. The Company recognized pre-tax gains of approximately $3,000,000 related to the remaining dispositions, which were primarily included in the Company's operating results for the six months ended June 30, 1994. The operations of these facilities were immaterial to the Company's financial position and results of operations.

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

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1994

                                  (UNAUDITED)


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

         On July 8, 1994, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register 3,099,030 common shares, all or a portion of which will be used for the acquisition of American Transitional Hospitals, Inc. ("ATH"), as previously announced. The Company filed an amendment to such Registration Statement which was declared effective on August 5, 1994. The stockholders of ATH have until September 1, 1994, to vote on the transaction. The Company anticipates that the acquisition will be accounted for as a pooling-of-interests and closing is expected to occur on or before September 30, 1994. The transaction is subject to the satisfaction of certain conditions, including receipt of ATH stockholder approvals. The acquisition of ATH by the Company is not expected to have a material effect on the Company's financial position or results of operations.

         The Company has entered into an agreement to purchase three institutional pharmacy subsidiaries of Synetic, Inc., through Pharmacy Corporation of America, a subsidiary of the Company, in exchange for cash of approximately $107,300,000. The acquisition will be accounted for as a purchase. Closing is subject to satisfaction of certain conditions, including receipt of regulatory and Synetic stockholder approvals. The Company has obtained a financing commitment to complete the transaction. The Synetic businesses provide pharmaceutical dispensing services in New England and Indiana to approximately 45,000 patients in various institutions, including nursing homes, transitional care facilities, correctional facilities and group homes.

         (iv) In May 1994, the Company entered into a $25,000,000 promissory note (the "Note") which bears interest at the rate of 7.75% per annum. The
Note is due in equal quarterly installments of approximately $708,000, including principal and interest, beginning in September, 1994, with a balloon payment due in June, 2001. The Note is secured by a mortgage interest in 11 nursing facilities and a security interest in certain personal property. In addition, the Company amended certain of its credit agreements during the second quarter of 1994 to change various restrictive covenants, release certain collateral and adjust the interest rate calculations.

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

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1994

                                  (UNAUDITED)


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

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED

                                                                   JUNE 30,                  JUNE 30,
                                                                   --------                  --------
                                                                1994      1993           1994          1993
                                                                ----      ----           ----          ----
        Total revenues  . . . . . . . . . . . . . . . . .    $722,934  $ 718,519     $ 1,439,082  $ 1,413,337
        Total costs and expenses  . . . . . . . . . . . .     693,706    696,832       1,386,839    1,376,267
        Net income  . . . . . . . . . . . . . . . . . . .      19,583     14,530          35,003       24,837


                                                                     AS OF                    AS OF
                                                                 JUNE 30, 1994          DECEMBER 31, 1993
                                                                 -------------          -----------------
        Current assets  . . . . . . . . . . . . . . . . .        $   490,445               $    468,441
        Long-term assets  . . . . . . . . . . . . . . . .          1,503,606                  1,483,400
        Current liabilities . . . . . . . . . . . . . . .            388,689                    392,244
        Long-term liabilities . . . . . . . . . . . . . .            849,435                    838,673


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

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1994

                                  (UNAUDITED)



OPERATING RESULTS

SECOND QUARTER 1994 COMPARED TO SECOND QUARTER 1993

         Net income was $19,578,000 for the three months ended June 30, 1994, as compared to net income of $14,536,000 for the same period in 1993. Net operating revenues increased approximately $4,600,000 for the three months ended June 30, 1994, as compared to the same period in 1993. This increase consists of the following: increases of approximately $51,200,000 for facilities which the Company operated during each of the three-month periods ended June 30, 1994 and 1993 ("same facility operations"); increases of approximately $2,100,000 due to the acquisition of three facilities in 1993; offset by decreases of approximately $48,700,000 due to the disposition of, or lease terminations on, 42 facilities in 1994 and 43 facilities in 1993. Operating and administrative costs decreased approximately $1,200,000 for the three months ended June 30, 1994, as compared to the same period in 1993. This decrease consists of the following: decreases of approximately $43,100,000 due to the disposition of, or lease terminations on, 42 facilities in 1994 and 43 facilities in 1993; offset by increases of approximately $39,900,000 for same facility operations and approximately $2,000,000 due to the acquisition of three facilities in 1993.

         The increase in net operating revenues for same facility operations for the three months ended June 30, 1994, as compared to the same period in 1993, was due to the following: approximately $24,100,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $26,700,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; and approximately $6,200,000 due to increases in pharmacy revenues and various other items. These increases in net operating revenues were partially offset by approximately $5,800,000 due to a decrease in same facility occupancy to 88.5% for the three months ended June 30, 1994, as compared to 89.5% for the same period in 1993.

         The increase in operating and administrative costs for same facility operations for the three months ended June 30, 1994, as compared to the same period in 1993, was due to the following: approximately $18,700,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services, and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $17,800,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's Medicare and private-pay patients; and approximately $3,400,000 due primarily to increases in pharmacy-related costs and various other items.

         Ancillary revenues are derived from providing services to residents beyond room and board care. These services include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceutical products and other services. The Company's overall ancillary revenues for the three months ended June 30, 1994 were $175,997,000 and represented 24.5% of net operating revenues, as compared to $153,705,000 of ancillary revenues for the same period in 1993 which represented 21.5% of net operating revenues for the three months ended June 30, 1993. Although the Company is pursuing further growth of ancillary revenues through expansion of specialty services, such as rehabilitation and sub-acute care, there can be no assurance that such growth will continue. Growth in ancillary revenues, as well as increases in Medicare census, have also resulted in higher costs for the Company due to higher acuity services being provided to these patients. The Company's overall ancillary costs, excluding wages and related expenses, were $96,230,000 for the three months ended June 30, 1994, compared to $85,164,000 for the same period in 1993.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1994

                                  (UNAUDITED)



         Interest expense decreased approximately $1,800,000 as compared to the same period in 1993 primarily due to the repayment of approximately $45,000,000 of debt with a portion of the proceeds from issuance of the Series B preferred stock (as defined herein) and the conversion of approximately $46,000,000 in principal amount of the Company's 9% convertible subordinated debentures into common stock. Such transactions were completed during the third quarter of 1993.


SIX MONTHS 1994 COMPARED TO SIX MONTHS 1993

         Net income was $35,031,000 for the six months ended June 30, 1994, as compared to net income of $24,893,000 for the same period in 1993. Net operating revenues and operating and administrative costs increased approximately $25,600,000 and $12,800,000, respectively, for the six months ended June 30, 1994, as compared to the same period in 1993. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the six-month periods ended June 30, 1994 and 1993 ("same facility operations") of approximately $110,600,000 and $91,600,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $4,600,000 and $4,200,000, respectively, due to the acquisition of three facilities in 1993; and decreases in net operating revenues and operating and administrative costs of approximately $89,600,000 and $83,000,000, respectively, due to the disposition of, or lease terminations on, 42 facilities in 1994 and 43 facilities in 1993.

         The increase in net operating revenues for same facility operations for the six months ended June 30, 1994, as compared to the same period in 1993, was due to the following: approximately $54,600,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $53,200,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $3,700,000 due to a shift in the Company's patient mix to a higher Medicare census; and approximately $11,400,000 due to increases in pharmacy revenues and various other items. The Company's Medicare, private and Medicaid census for same facility operations was 12%, 19%, and 68%, respectively, for the six months ended June 30, 1994, as compared to 11%, 19%, and 69%, respectively, for the same period in 1993. These increases in net operating revenues were partially offset by approximately $12,300,000 due to a decrease in same facility occupancy to 88.5% for the six months ended June 30, 1994, as compared to 89.6% for the same period in 1993.

         The increase in operating and administrative costs for same facility operations for the six months ended June 30, 1994, as compared to the same period in 1993, was due to the following: approximately $39,900,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services, and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $43,700,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's Medicare and private-pay patients; and approximately $8,000,000 due primarily to increases in pharmacy-related costs and various other items.

         The Company's overall ancillary revenues for the six months ended June 30, 1994 were $346,190,000 and represented 24.2% of net operating revenues, as compared to ancillary revenues of $295,042,000 for the same period in 1993 which represented 21.0% of net operating revenues for the six months ended June 30, 1993. The Company's overall ancillary costs, excluding wages and related expenses, were $191,701,000 for the six months ended June 30, 1994, compared to $162,848,000 for the same period in 1993.

         Interest expense decreased approximately $3,600,000 as compared to the same period in 1993 primarily due to the repayment of approximately $45,000,000 of debt with a portion of the proceeds from issuance of the Series B preferred

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1994

                                  (UNAUDITED)


stock (as defined herein) and the conversion of approximately $46,000,000 in principal amount of the Company's 9% convertible subordinated debentures into common stock. Such transactions were completed during the third quarter of 1993. Depreciation and amortization expense increased approximately $1,500,000 as compared to the same period in 1993 primarily due to the acquisition of previously-leased nursing facilities, partially offset by a decrease due to the disposition of or lease terminations on certain nursing facilities.

         The Company's future operating performance will continue to be affected by the issues facing the long-term health care industry as a whole, including the maintenance of occupancy, the availability of nursing personnel, the adequacy of funding of governmental reimbursement programs, the demand for nursing home care and the nature of any health care reform measures that may be taken by the federal government, as discussed below, as well as by any state governments. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will also significantly impact its future operating results.

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

         The Clinton Administration is actively pursuing reform of the health care system. The White House Task Force on Health Care Reform studied the issue of health care reform and presented its report and recommendations to the Administration. The Administration proposed health care reform legislation to Congress in October 1993 and other proposed health care reform legislation is being debated and formulated. Among the proposals under consideration are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single governmental health insurance plan that would cover all citizens. These proposals and industry and other groups' recommendations will likely impact the form and content of any future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted or the impact, if any, on the Company. There can be no assurance that any health care reform will not adversely affect the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1994, the Company had approximately $75,182,000 in cash and cash equivalents and net working capital of approximately $175,559,000. The Company anticipates that approximately $23,645,000 of its existing cash at June 30, 1994, while not legally restricted, will be utilized for funding insurance claims, and the Company does not expect to use such cash for other purposes. The Company has $50,000,000 of unused commitments under its revolving credit agreement and $15,000,000 of unused commitments under its commercial paper program as of June 30, 1994.

         Net cash provided by operating activities for the six months ended June 30, 1994 was approximately $51,460,000, an increase of approximately $12,463,000 from the prior year due primarily to an improvement in the Company's operations and various other items. Net cash used for investing activities was approximately $54,714,000 and net cash provided by financing activities was approximately $4,663,000 for the six months ended June 30, 1994. The Company primarily used cash generated from operations to fund capital expenditures and construction totaling approximately $52,522,000. The Company received cash proceeds of approximately $31,000,000 from the sale or sublease of 28 nursing facilities in the state of Texas, and received $12,000,000 in cash proceeds from the exercise of an option grant

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1994

                                  (UNAUDITED)


for 1,000,000 common shares at $12.00 per share. In addition, the Company issued approximately $25,000,000 in long-term obligations. A portion of such proceeds was used to repay approximately $29,374,000 of long-term obligations and to fund acquisitions of approximately $29,113,000. In April 1994, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the 1,000,000 common shares purchased under the option grant. This did not result in any additional proceeds to the Company.

         On July 8, 1994, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register 3,099,030 common shares, all or a portion of which will be used for the acquisition of American Transitional Hospitals, Inc. ("ATH"), as previously announced. The Company filed an amendment to such Registration Statement which was declared effective on August 5, 1994. The stockholders of ATH have until September 1, 1994, to vote on the transaction. The Company anticipates that the acquisition will be accounted for as a pooling-of-interests and closing is expected to occur on or before September 30, 1994. The transaction is subject to the satisfaction of certain conditions, including receipt of ATH stockholder approvals. The acquisition of ATH by the Company is not expected to have a material effect on the Company's financial position or results of operations.

         The Company has entered into an agreement to purchase three institutional pharmacy subsidiaries of Synetic, Inc., through Pharmacy Corporation of America, a subsidiary of the Company, in exchange for cash of approximately $107,300,000. The acquisition will be accounted for as a purchase. Closing is subject to satisfaction of certain conditions, including receipt of regulatory and Synetic stockholder approvals. The Company has obtained a financing commitment to complete the transaction. The Synetic businesses provide pharmaceutical dispensing services in New England and Indiana to approximately 45,000 patients in various institutions, including nursing homes, transitional care facilities, correctional facilities and group homes.

         In May 1994, the Company entered into a $25,000,000 promissory note (the "Note") which bears interest at the rate of 7.75% per annum. The Note is due in equal quarterly installments of approximately $708,000, including principal and interest, beginning in September, 1994, with a balloon payment due in June, 2001. In addition, the Company amended certain of its credit agreements during the second quarter of 1994 to change various restrictive covenants, release certain collateral and adjust the interest rate calculations.

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

         The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements and commercial paper program, proceeds from issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $41,631,000, to make normal recurring capital additions and improvements for the twelve months ending June 30, 1995 of approximately $100,000,000, to make selective acquisitions, including the purchase of previously-leased facilities, and to meet working capital requirements.

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                                 JUNE 30, 1994

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 19, 1994, the Company held its Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing seven members of the Board of Directors, considering Amendment No. 1 to the Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan, considering the Beverly Enterprises, Inc. Annual Incentive Plan, considering the Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan, ratifying the appointment of Ernst & Young as independent auditors for 1994, considering an Independent Stockholders' Resolution recommending the preparation of a special report to stockholders on patient care related lawsuits filed against the Company and the issuance of instructions to legal counsel to refrain from sealing court settlements involving the Company, and transacting such other business as may have properly come before the meeting or any adjournment thereof.

         The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

                   DIRECTOR                              FOR         WITHHELD
                   --------                              ---         --------
                Beryl F. Anthony, Jr. . . . . . . .    50,528,871     376,511
                David R. Banks  . . . . . . . . . .    50,533,638     371,744
                Curt F. Bradbury  . . . . . . . . .    50,552,399     352,983
                James R. Greene . . . . . . . . . .    50,552,905     382,477
                Jon E. M. Jacoby  . . . . . . . . .    50,516,449     388,933
                Louis W. Menk . . . . . . . . . . .    50,485,563     419,819
                Will K. Weinstein . . . . . . . . .    50,535,540     369,842


         Amendment No. 1 to the Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                              For   . . . . . . . . . .          51,689,078
                              Against   . . . . . . . .           2,953,809
                              Abstentions   . . . . . .             434,031

         The Beverly Enterprises, Inc. Annual Incentive Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                              For   . . . . . . . . . .          48,973,739
                              Against   . . . . . . . .           5,661,042
                              Abstentions   . . . . . .             465,132

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1994

                                  (UNAUDITED)



         The Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                              For   . . . . . . . . . .          52,182,878
                              Against   . . . . . . . .           2,429,830
                              Abstentions   . . . . . .             488,192

         The appointment of Ernst & Young as independent auditors for 1994 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                              For   . . . . . . . . . .          54,770,625
                              Against   . . . . . . . .             156,892
                              Abstentions   . . . . . .             146,564

         The Independent Stockholders' Resolution was not approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                              For   . . . . . . . . . .           3,557,143
                              Against   . . . . . . . .          47,188,450
                              Abstentions   . . . . . .           3,950,219


ITEM 6(A).  EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
4.1         Indenture dated as of December 27, 1990 (the "Senior Secured Note Indenture"), among Beverly California, Beverly
            Enterprises and Yasuda Bank and Trust Company (U.S.A.) with respect to Senior Secured Floating Rate Notes due 1995 and
            14 1/4% Senior Secured Fixed Rate Notes due 1997 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Beverly California, Beverly Enterprises and the Registrants set forth on the Table of Additional Co-
            Registrants filed on February 8, 1991 (File No. 33-38954))

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

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
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

4.11        Certificate of Designation, Powers, Preferences and Rights, and the Qualifications, Limitations or Restrictions Thereof,
            of the Series of Preferred Stock to be designated $2.75 Cumulative Convertible Exchangeable Preferred Stock of Beverly
            Enterprises (the "$2.75 Certificate of Designation") (incorporated by reference to Exhibit 4.12 to Beverly Enterprises'
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

4.12        Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"), among Beverly Enterprises, Delaware Trust
            Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to First Mortgage Bonds
            (incorporated by reference to Exhibit 4.1 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1993)

4.13        First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4%
            First Mortgage Bonds (Series A) due 2008 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises' Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1993)

4.14        Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
            First Mortgage Bonds (Series B) due 2008 (replaces Exhibit 4.1 to Beverly Enterprises' Current Report on Form 8-K dated
            July 15, 1993)(incorporated by reference to Exhibit 4.15 to Beverly Enterprises' Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1993)

4.15        Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and Boatmen's Trust
            Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to Beverly Enterprises'
            Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))

4.16        First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8.75% Notes due 2003
            (incorporated by reference to Exhibit 4.4 to Beverly Enterprises' Current Report on Form 8-K dated January 4, 1994)

            In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises' long-
            term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

10.1 *      Amended and Restated 1981 Beverly Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form
            S-8 to Beverly Enterprises' Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33-13243))

10.2 *      Amended and Restated 1981 Beverly Incentive Stock Option Plan (incorporated by reference to Post-Effective Amendment No.
            2 on Form S-8 to Beverly Enterprises' Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33-13243))

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
10.3  *     1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to
            Beverly Enterprises' Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33-13243))

10.4  *     Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan (as amended by Amendment No. 1)

10.5  *     Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit A to Beverly Enterprises definitive proxy for the Annual Meeting of Stockholders held May 19, 1994)

10.6  *     Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.5 to Beverly Enterprises' Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1993)

10.7  *     Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit B to Beverly
            Enterprises definitive proxy for the Annual Meeting of Stockholders held May 19, 1994)

10.8  *     Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises' Annual Report on
            Form 10-K for the year ended December 31, 1987)

10.9  *     Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.7 to Beverly Enterprises'  Annual Report on Form 10-K for the year ended December 31, 1993)

10.10 *     Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises' Quarterly Report on Form
            10-Q for the quarter ended June 30, 1993)

10.11 *     Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to
            Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1991)

10.12 *     Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises' Annual Report on Form 10-K
            for the year ended December 31, 1987)

10.13 *     Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit
            10.8 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1991)

10.14 *     Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to
            Exhibit 10.9 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1991)

10.15 *     Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit
            10.10 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.16 *     Form of Indemnification Agreement between Beverly Enterprises and its officers, directors and certain of its employees
            (incorporated by reference to Exhibit 19.14 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1987)

10.17 *     Form of request by Beverly Enterprises to certain of its officers or directors relating to indemnification rights
            (incorporated by reference to Exhibit 19.5 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1987)

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
10.18 *     Form of request by Beverly Enterprises to certain of its officers or employees relating to indemnification rights
            (incorporated by reference to Exhibit 19.6 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1987)

10.19 *     Agreement dated December 29, 1986 between Beverly Enterprises and Stephens Inc. (incorporated by reference to Exhibit
            10.20 to Beverly Enterprises' Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))

10.20 *     Severance Plan for Corporate and Regional Employees effective December 1, 1989 (incorporated by reference to Exhibit
            10.21 to Amendment No. 1 to Beverly Enterprises' Registration Statement on Form S-1 filed on February 26, 1990 (File No.
            33-33052))

10.21 *     Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan
            (incorporated by reference to Exhibit 10.22 to Beverly Enterprises' Registration Statement on Form S-1 filed on July 30,
            1990 (File No. 33-36109))

10.22 *     Form of Agreement Concerning Benefits Upon Severance dated as of September 1, 1990 between Beverly Enterprises and certain officers of Beverly Enterprises (incorporated by reference to Exhibit 10.23 to Beverly Enterprises' Registration
            Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))

10.23 *     First Amendment to Agreement Concerning Benefits Upon Severance dated as of April 25, 1993 between Beverly Enterprises and Ronald C. Kayne (incorporated by reference to Exhibit 10.22 to Beverly Enterprises' Annual Report on Form 10-K for
            the year ended December 31, 1993)

10.24 *     Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to Beverly
            Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.25       Master Lease Document - General Terms and Conditions dated December 30, 1985 for Leases between Beverly California and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to
            Exhibit 10.12 to Beverly California's Annual Report on Form 10-K for the year ended December 31, 1985)

10.26       Agreement dated as of December 29, 1986 among Beverly California, Beverly Enterprises - Texas, Inc., Stephens Inc. and
            Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California's Current Report on Form 8-K dated
            December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Beverly California, Beverly
            Enterprises - Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to
            Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)

10.27       Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises, Inc., Beverly California Corporation, the
            Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd.  Los Angeles Agency
            as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly Enterprises' Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1992)

10.28       Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.3 to
            Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.29       Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.23 to
            Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.30       Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.24 to
            Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
10.31       Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement

10.32       Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California, the wholly-owned subsidiaries of Beverly Enterprises listed therein, Beverly Enterprises and certain wholly-owned subsidiaries of Beverly Enterprises which may become parties thereto (incorporated by reference to Exhibit 10.27 to the
            Registration Statement on Form S-4 of Beverly California, Beverly Enterprises and the Registrants set forth on the Table of Additional Co-Registrants filed on February 8, 1991 (File No. 33-38954))

10.33       First Omnibus Amendment to Liquidity Agreement, Depository Agreement, Pledge and Security Agreement and Master Sale and
            Servicing Agreement dated as of July 1, 1991 (incorporated by reference to Exhibit 10.1 to Beverly Enterprises'
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)

10.34       Second Amendment to Master Sale and Servicing Agreement dated as of March 1, 1992 (incorporated by reference to Exhibit
            10.4 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.35       Second Omnibus Amendment to Master Sale and Servicing Agreement, Pledge Agreement and Selling Subsidiary Agreements
            dated as of September 28, 1992, among Beverly Funding Corporation, Beverly California Corporation, Beverly Enterprises,
            Inc., the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed on the signature pages and the Banks listed on the signature pages (incorporated by reference to Exhibit 10 to Beverly Enterprises' Quarterly Report on Form 10-Q for
            the quarter ended September 30, 1992)

10.36       Credit Agreement dated as of March 2, 1993 among Beverly Enterprises, Inc., Beverly California Corporation, the Lenders
            listed therein, and the Nippon Credit Bank, Ltd.  Los Angeles Agency as Agent (the "Nippon Credit Agreement")
            (incorporated by reference to Exhibit 10.29 to Beverly Enterprises' Annual Report on Form 10-K for the year ended
            December 31, 1992)

10.37       Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement

10.38       Credit Agreement dated as of March 1, 1993 among Beverly California Corporation, Beverly Enterprises, Inc., the Banks
            listed therein, Morgan Guaranty Trust Company of New York as Issuing Bank and Agent (the "Morgan Credit Agreement")
            (incorporated by reference to Exhibit 10.30 to Beverly Enterprises' Annual Report on Form 10-K for the year ended
            December 31, 1992)

10.39       First Amendment dated as of May 3, 1993 to the Morgan Credit Agreement (incorporated by reference to Exhibit 10.34 to
            Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.40       Second Amendment dated as of September 30, 1993 to the Morgan Credit Agreement (incorporated by reference to Exhibit
            10.35 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.41       Third Amendment dated as of April 6, 1994 to the Morgan Credit Agreement

10.42       Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc. and
            Beverly California Corporation (incorporated by reference to Exhibit 10 to Beverly Enterprises' Quarterly Report on Form
            10-Q for the quarter ended June 30, 1992)

11.1        Computation of Net Income Per Share

            * Exhibits 10.1 through 10.24 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

ITEM 6(B). REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated April 7, 1994, which reported under Item 5 that the Consent of Independent Auditors dated April 1, 1994 which was filed as Exhibit 23.1 to the Company's Registration Statement No. 33-53013 had a typographical error, and filed under Item 7 the corrected Consent of Independent Auditors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BEVERLY ENTERPRISES, INC.
                                        Registrant


Dated:  August 11, 1994                 By:       SCOTT M. TABAKIN
                                           _______________________________
                                                  Scott M. Tabakin
                                            Vice President, Controller and
                                               Chief Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
4.1         Indenture dated as of December 27, 1990 (the "Senior Secured Note Indenture"), among Beverly California, Beverly
            Enterprises and Yasuda Bank and Trust Company (U.S.A.) with respect to Senior Secured Floating Rate Notes due 1995 and
            14 1/4% Senior Secured Fixed Rate Notes due 1997 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Beverly California, Beverly Enterprises and the Registrants set forth on the Table of Additional Co-
            Registrants filed on February 8, 1991 (File No. 33-38954))

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

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
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

4.11        Certificate of Designation, Powers, Preferences and Rights, and the Qualifications, Limitations or Restrictions Thereof,
            of the Series of Preferred Stock to be designated $2.75 Cumulative Convertible Exchangeable Preferred Stock of Beverly
            Enterprises (the "$2.75 Certificate of Designation") (incorporated by reference to Exhibit 4.12 to Beverly Enterprises'
            Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

4.12        Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"), among Beverly Enterprises, Delaware Trust
            Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to First Mortgage Bonds
            (incorporated by reference to Exhibit 4.1 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1993)

4.13        First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8
            3/4% First Mortgage Bonds (Series A) due 2008 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises'
            Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

4.14        Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8%
            First Mortgage Bonds (Series B) due 2008 (replaces Exhibit 4.1 to Beverly Enterprises' Current Report on Form 8-K dated
            July 15, 1993)(incorporated by reference to Exhibit 4.15 to Beverly Enterprises' Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1993)

4.15        Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and Boatmen's Trust
            Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to Beverly Enterprises'
            Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))

4.16        First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8.75% Notes due 2003
            (incorporated by reference to Exhibit 4.4 to Beverly Enterprises' Current Report on Form 8-K dated January 4, 1994)

            In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises' long-
            term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

10.1 *      Amended and Restated 1981 Beverly Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form
            S-8 to Beverly Enterprises' Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33-13243))

10.2 *      Amended and Restated 1981 Beverly Incentive Stock Option Plan (incorporated by reference to Post-Effective Amendment No.
            2 on Form S-8 to Beverly Enterprises' Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33-13243))

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
10.3  *     1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to
            Beverly Enterprises' Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33-13243))

10.4  *     Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan (as amended by Amendment No. 1)

10.5  *     Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit A to Beverly Enterprises definitive proxy for the Annual Meeting of Stockholders held May 19, 1994)

10.6  *     Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.5 to Beverly Enterprises' Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1993)

10.7  *     Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit B to Beverly
            Enterprises definitive proxy for the Annual Meeting of Stockholders held May 19, 1994)

10.8  *     Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises' Annual Report on
            Form 10-K for the year ended December 31, 1987)

10.9  *     Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.7 to Beverly Enterprises'  Annual Report on Form 10-K for the year ended December 31, 1993)

10.10 *     Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises' Quarterly Report on Form
            10-Q for the quarter ended June 30, 1993)

10.11 *     Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to
            Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1991)

10.12 *     Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises' Annual Report on Form 10-K
            for the year ended December 31, 1987)

10.13 *     Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit
            10.8 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1991)

10.14 *     Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to
            Exhibit 10.9 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1991)

10.15 *     Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit
            10.10 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.16 *     Form of Indemnification Agreement between Beverly Enterprises and its officers, directors and certain of its employees
            (incorporated by reference to Exhibit 19.14 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1987)

10.17 *     Form of request by Beverly Enterprises to certain of its officers or directors relating to indemnification rights
            (incorporated by reference to Exhibit 19.5 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1987)

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
10.18 *     Form of request by Beverly Enterprises to certain of its officers or employees relating to indemnification rights
            (incorporated by reference to Exhibit 19.6 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1987)

10.19 *     Agreement dated December 29, 1986 between Beverly Enterprises and Stephens Inc. (incorporated by reference to Exhibit
            10.20 to Beverly Enterprises' Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))

10.20 *     Severance Plan for Corporate and Regional Employees effective December 1, 1989 (incorporated by reference to Exhibit
            10.21 to Amendment No. 1 to Beverly Enterprises' Registration Statement on Form S-1 filed on February 26, 1990 (File No.
            33-33052))

10.21 *     Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan
            (incorporated by reference to Exhibit 10.22 to Beverly Enterprises' Registration Statement on Form S-1 filed on July 30,
            1990 (File No. 33-36109))

10.22 *     Form of Agreement Concerning Benefits Upon Severance dated as of September 1, 1990 between Beverly Enterprises and certain officers of Beverly Enterprises (incorporated by reference to Exhibit 10.23 to Beverly Enterprises' Registration
            Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))

10.23 *     First Amendment to Agreement Concerning Benefits Upon Severance dated as of April 25, 1993 between Beverly Enterprises and Ronald C. Kayne (incorporated by reference to Exhibit 10.22 to Beverly Enterprises' Annual Report on Form 10-K for
            the year ended December 31, 1993)

10.24 *     Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to Beverly
            Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.25       Master Lease Document - General Terms and Conditions dated December 30, 1985 for Leases between Beverly California and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to
            Exhibit 10.12 to Beverly California's Annual Report on Form 10-K for the year ended December 31, 1985)

10.26       Agreement dated as of December 29, 1986 among Beverly California, Beverly Enterprises - Texas, Inc., Stephens Inc. and
            Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California's Current Report on Form 8-K dated
            December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Beverly California, Beverly
            Enterprises - Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to
            Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)

10.27       Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises, Inc., Beverly California Corporation, the
            Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd.  Los Angeles Agency
            as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly Enterprises' Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1992)

10.28       Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.3 to
            Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.29       Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.23 to
            Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.30       Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.24 to
            Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

EXHIBIT
NUMBER                                   DESCRIPTION
- ------                                   -----------
10.31       Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement

10.32       Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California, the wholly-owned subsidiaries of Beverly Enterprises listed therein, Beverly Enterprises and certain wholly-owned subsidiaries of Beverly Enterprises which may become parties thereto (incorporated by reference to Exhibit 10.27 to the
            Registration Statement on Form S-4 of Beverly California, Beverly Enterprises and the Registrants set forth on the Table of Additional Co-Registrants filed on February 8, 1991 (File No. 33-38954))

10.33       First Omnibus Amendment to Liquidity Agreement, Depository Agreement, Pledge and Security Agreement and Master Sale and
            Servicing Agreement dated as of July 1, 1991 (incorporated by reference to Exhibit 10.1 to Beverly Enterprises'
            Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)

10.34       Second Amendment to Master Sale and Servicing Agreement dated as of March 1, 1992 (incorporated by reference to Exhibit
            10.4 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.35       Second Omnibus Amendment to Master Sale and Servicing Agreement, Pledge Agreement and Selling Subsidiary Agreements
            dated as of September 28, 1992, among Beverly Funding Corporation, Beverly California Corporation, Beverly Enterprises,
            Inc., the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed on the signature pages and the Banks listed on the signature pages (incorporated by reference to Exhibit 10 to Beverly Enterprises' Quarterly Report on Form 10-Q for
            the quarter ended September 30, 1992)

10.36       Credit Agreement dated as of March 2, 1993 among Beverly Enterprises, Inc., Beverly California Corporation, the Lenders
            listed therein, and the Nippon Credit Bank, Ltd.  Los Angeles Agency as Agent (the "Nippon Credit Agreement")
            (incorporated by reference to Exhibit 10.29 to Beverly Enterprises' Annual Report on Form 10-K for the year ended
            December 31, 1992)

10.37       Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement

10.38       Credit Agreement dated as of March 1, 1993 among Beverly California Corporation, Beverly Enterprises, Inc., the Banks
            listed therein, Morgan Guaranty Trust Company of New York as Issuing Bank and Agent (the "Morgan Credit Agreement")
            (incorporated by reference to Exhibit 10.30 to Beverly Enterprises' Annual Report on Form 10-K for the year ended
            December 31, 1992)

10.39       First Amendment dated as of May 3, 1993 to the Morgan Credit Agreement (incorporated by reference to Exhibit 10.34 to
            Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.40       Second Amendment dated as of September 30, 1993 to the Morgan Credit Agreement (incorporated by reference to Exhibit
            10.35 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.41       Third Amendment dated as of April 6, 1994 to the Morgan Credit Agreement

10.42       Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc. and
            Beverly California Corporation (incorporated by reference to Exhibit 10 to Beverly Enterprises' Quarterly Report on Form
            10-Q for the quarter ended June 30, 1992)

11.1        Computation of Net Income Per Share

            * Exhibits 10.1 through 10.24 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.