Form 10-Q
period 1994-09-30
BEVERLY ENTERPRISES INC /DE/
filed 1994-11-14
CIK 812305

================================================================================
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


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

       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
        EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 31, 1994 -- 85,590,161


- --------------------------------------------------------------------------------
================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1994

                               TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                   ----
PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                        Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .            2
                        Condensed Consolidated Statements of Income . . . . . . . . . . . . . . . . . . .            3
                        Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .            4
                        Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . .            5
         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .            9

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .           14

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                             (DOLLARS IN THOUSANDS)


                                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                                   1994              1993
                                                                                               ------------       -----------
                                                                                               (UNAUDITED)        (RESTATED)
                                            ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    69,344        $    77,058
   Accounts receivable-patient, less allowance for doubtful accounts:
     1994--$26,071; 1993--$19,999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        361,384            341,151
   Accounts receivable-nonpatient, less allowance for doubtful accounts:
     1994--$201; 1993--$343 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,817              6,366
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,091              4,617
   Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,065             63,009
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,576             27,050
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,874             34,997
                                                                                               -----------        -----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        608,151            554,248
Property and equipment, net of accumulated depreciation and amortization:
    1994--$576,257; 1993--$545,604  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,169,140          1,154,478

Other assets:
   Notes receivable, less allowance for doubtful notes: 1994--$9,387; 1993--$10,440 . . . .         41,209             41,689
   Designated and restricted funds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         41,637             44,948
   Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70,529             72,209
   Operating and leasehold rights and licenses, net . . . . . . . . . . . . . . . . . . . .         23,310             25,819
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        111,118            107,413
                                                                                               -----------        -----------
      Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        287,803            292,078
                                                                                               -----------        -----------

                                                                                               $ 2,065,094        $ 2,000,804
                                                                                               ===========        ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   124,029        $   120,076
   Accrued wages and related liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        128,209            127,251
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,859              9,519
   Accrued restructuring costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             34,310
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,092             64,923
   Current portion of long-term obligations . . . . . . . . . . . . . . . . . . . . . . . .         37,336             43,125
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,865                625
                                                                                               -----------        -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        379,390            399,829
Long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        724,181            706,917
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         74,130             72,765
Other liabilities and deferred items  . . . . . . . . . . . . . . . . . . . . . . . . . . .         76,806             78,431
Commitments and contingencies
Stockholders' equity:
   Preferred stock:
     Series B, shares issued and outstanding:  3,000,000  . . . . . . . . . . . . . . . . .        150,000            150,000
     Series A, shares issued and outstanding:  999,999  . . . . . . . . . . . . . . . . . .             --            100,000
     Funds designated for the redemption of Series A preferred stock  . . . . . . . . . . .             --           (100,000)
   Common stock, shares issued:  1994--89,536,668; 1993--88,245,400 . . . . . . . . . . . .          8,954              8,825
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        607,909            590,909
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83,859             33,263
   Treasury stock, at cost:  3,977,800 shares . . . . . . . . . . . . . . . . . . . . . . .       (40,135)            (40,135)
                                                                                               -----------        -----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        810,587            742,862
                                                                                               -----------        -----------
                                                                                               $ 2,065,094        $ 2,000,804
                                                                                               ===========        ===========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  -----------------------        ----------------------------
                                                                     1994          1993              1994             1993
                                                                  ---------     ---------        -----------      -----------
                                                                                (RESTATED)                         (RESTATED)
Net operating revenues  . . . . . . . . . . . . . . . . . . .     $ 763,327     $ 735,491        $ 2,204,527      $ 2,148,169
Interest income . . . . . . . . . . . . . . . . . . . . . . .         3,340         4,058             10,709           11,158
                                                                  ---------     ---------        -----------      -----------
       Total revenues . . . . . . . . . . . . . . . . . . . .       766,667       739,549          2,215,236        2,159,327
Costs and expenses:
   Operating and administrative:
     Wages and related  . . . . . . . . . . . . . . . . . . .       406,226       404,431          1,183,900        1,186,576
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .       286,549       270,887            832,969          796,643
   Interest . . . . . . . . . . . . . . . . . . . . . . . . .        14,946        15,301             43,974           47,904
   Depreciation and amortization  . . . . . . . . . . . . . .        23,877        22,044             68,359           64,978
                                                                  ---------     ---------        -----------      -----------
       Total costs and expenses . . . . . . . . . . . . . . .       731,598       712,663          2,129,202        2,096,101
                                                                  ---------     ---------        -----------      -----------

Income before provision for income taxes and
   extraordinary charge . . . . . . . . . . . . . . . . . . .        35,069        26,886             86,034           63,226
Provision for income taxes  . . . . . . . . . . . . . . . . .        11,573         9,164             28,391           21,425
                                                                  ---------     ---------        -----------      -----------
Income before extraordinary charge  . . . . . . . . . . . . .        23,496        17,722             57,643           41,801
Extraordinary charge, net of income taxes of $1,155 . . . . .            --        (2,345)                --           (2,345)
                                                                  ---------     ---------        -----------      -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .     $  23,496     $  15,377        $    57,643      $    39,456
                                                                  =========     =========        ===========      ===========

Income (loss) per share of common stock:
 Primary:
   Before redemption premium on Series A preferred stock
     and extraordinary charge . . . . . . . . . . . . . . . .     $     .25     $     .20        $       .59      $       .50
   Redemption premium on Series A preferred stock . . . . . .            --          (.25)                --             (.25)
                                                                  ---------     ---------        -----------      -----------
   Income (loss) before extraordinary charge  . . . . . . . .           .25          (.05)               .59              .25
   Extraordinary charge . . . . . . . . . . . . . . . . . . .            --          (.03)                --             (.03)
                                                                  ---------     ---------        -----------      -----------
   Net income (loss)  . . . . . . . . . . . . . . . . . . . .     $     .25     $    (.08)       $       .59      $       .22
                                                                  =========     =========        ===========      ===========

   Shares used to compute per share amounts . . . . . . . . .        87,064        80,970             87,014           79,778
                                                                  =========     =========        ===========      ===========

 Fully-diluted:
   Before redemption premium on Series A preferred stock
     and extraordinary charge . . . . . . . . . . . . . . . .     $     .24     $     .20        $       .59      $       .50
   Redemption premium on Series A preferred stock . . . . . .            --          (.25)                --             (.25)
                                                                  ---------     ---------        -----------      -----------
   Income (loss) before extraordinary charge  . . . . . . . .           .24          (.05)               .59              .25
   Extraordinary charge . . . . . . . . . . . . . . . . . . .            --          (.03)                --             (.03)
                                                                  ---------     ---------        -----------      -----------
   Net income (loss)  . . . . . . . . . . . . . . . . . . . .     $     .24     $    (.08)       $       .59      $       .22
                                                                  =========     =========        ===========      ===========

   Shares used to compute per share amounts . . . . . . . . .        98,612        80,970             98,481           79,852
                                                                  =========     =========        ===========      ===========


                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                                    1994                  1993
                                                                                                 ---------             ---------
                                                                                                                       (RESTATED)
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  57,643             $  39,456
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .         68,359                64,978
         Provision for reserves and discounts on patient, notes and other receivables, net          13,319                15,784
         Extraordinary charge   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                 3,500
         Gains on dispositions of facilities and other assets, net  . . . . . . . . . . . .         (9,512)               (4,456)
         Deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,496                 1,508
         Net decrease in insurance reserves   . . . . . . . . . . . . . . . . . . . . . . .         (1,179)               (7,738)
         Changes in operating assets and liabilities, net of acquisitions and dispositions:
             Accounts receivable - patient  . . . . . . . . . . . . . . . . . . . . . . . .        (36,463)              (28,103)
             Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (728)                 (132)
             Prepaid expenses and other receivables . . . . . . . . . . . . . . . . . . . .         (2,360)                1,359
             Accounts payable and other accrued expenses  . . . . . . . . . . . . . . . . .          3,536                 4,773
             Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,049                 2,220
             Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,427)               (5,924)
                                                                                                 ---------             ---------
                Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,090                47,769
                                                                                                 ---------             ---------
                Net cash provided by operating activities . . . . . . . . . . . . . . . . .         86,733                87,225
Cash flows from investing activities:
      Payments for acquisitions, net of cash acquired   . . . . . . . . . . . . . . . . . .        (38,502)              (46,969)
      Proceeds from dispositions of facilities and other assets   . . . . . . . . . . . . .         33,344                 6,397
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (86,636)              (57,619)
      Construction in progress, net   . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,463               (10,786)
      Payments on notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,935                 5,293
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18,171)              (11,412)
                                                                                                 ---------             ---------
                Net cash used for investing activities  . . . . . . . . . . . . . . . . . .        (98,567)             (115,096)
Cash flows from financing activities:
      Proceeds from issuance of Series B preferred stock, net   . . . . . . . . . . . . . .             --               144,500
      Funds designated for the redemption of Series A preferred stock   . . . . . . . . . .             --              (100,000)
      Proceeds from issuance of long-term obligations   . . . . . . . . . . . . . . . . . .         33,300                75,541
      Net borrowings under revolving credit agreement   . . . . . . . . . . . . . . . . . .          1,000                    --
      Repayments of long-term obligations   . . . . . . . . . . . . . . . . . . . . . . . .        (38,686)              (90,795)
      Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . . . . . .         13,915                 1,113
      Proceeds from issuance of ATH preferred stock   . . . . . . . . . . . . . . . . . . .          1,264                 6,389
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,497)               (8,265)
      Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (6,188)                 (750)
      Proceeds from designated funds, net   . . . . . . . . . . . . . . . . . . . . . . . .          3,012                 3,972
                                                                                                 ---------             ---------
                Net cash provided by financing activities . . . . . . . . . . . . . . . . .          4,120                31,705
                                                                                                 ---------             ---------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . . .         (7,714)                3,834
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . .         77,058                51,034
                                                                                                 ---------             ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . .      $  69,344             $  54,868
                                                                                                 =========             =========

Supplemental schedule of cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized)  . . . . . . . . . . . . . . . . . . . . . . . .      $  44,634             $  48,534
      Income taxes (net of refunds)   . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,846                12,106

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1994

                                  (UNAUDITED)


   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1994 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

   Primary earnings per share for the three-month and nine-month periods ended September 30, 1994 were computed by dividing net income after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the three-month and nine-month periods ended September 30, 1994 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method and the assumed conversion of the Company's Series B preferred stock. Conversion of the Company's 7.625% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.

   Primary and fully diluted earnings per share for the three-month period ended September 30, 1993 were computed by dividing net income, after deduction of preferred stock dividends and the $20,000,000 redemption premium on the Series A preferred stock, discussed below, by the weighted average number of shares of common stock outstanding during the period. For the nine-month period ended September 30, 1993, primary and fully diluted earnings per share were computed by dividing net income, after deduction of preferred stock dividends and the $20,000,000 redemption premium on the Series A preferred stock, by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. During the third quarter of 1993, the Company charged retained earnings for the $20,000,000 excess (the "redemption premium") to be paid to redeem the Company's Series A preferred stock above its $80,000,000 original recorded value. Although this amount did not impact the Company's net income, for accounting purposes the $20,000,000 redemption premium was treated as a reduction to income available to common stockholders in the calculation of earnings per share for the three-month and nine-month periods ended September 30, 1993.

   Prior year amounts have been restated to reflect the pooling of American Transitional Hospitals, Inc. ("ATH"), as discussed in Note (iii). Certain prior year amounts have been reclassified to conform with the 1994 presentation.

   Retained earnings at September 30, 1994 can be reconciled by adding net income for the nine months ended September 30, 1994 of $57,643,000 to retained earnings as of December 31, 1993, and subtracting from that sum $6,188,000 of dividends declared on the Series B preferred stock and $859,000 of accretion on ATH preferred stock.

                           BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1994

                                  (UNAUDITED)


   (ii) The provisions for income taxes for the three-month and nine-month periods ended September 30, 1994 and 1993 were based on estimated annual tax rates of 33% and 34%, as restated, respectively. The Company's effective tax rate is lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. The provisions for income taxes consist of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ------------------------            ---------------------
                                                       1994           1993                1994          1993
                                                    ---------       --------            -------       -------
                                                                   (RESTATED)                        (RESTATED)
     Federal:
          Current   . . . . . . . . . . . . .       $   8,009       $  4,705            $21,161       $14,831
          Deferred  . . . . . . . . . . . . .             758          2,237                347         1,400

     State:
          Current   . . . . . . . . . . . . .           2,299          1,134              5,734         3,519
          Deferred  . . . . . . . . . . . . .             507          1,088              1,149         1,675
                                                    ---------       --------            -------       -------
                                                    $  11,573       $  9,164            $28,391       $21,425
                                                    =========       ========            =======       =======

   (iii) During the nine months ended September 30, 1994, the Company purchased 15 previously leased nursing facilities (1,772 beds), one previously leased retirement living center (20 units), and certain other assets, for approximately $38,500,000 cash (including approximately $1,000,000 borrowed under the Company's revolving credit agreement), approximately $16,400,000 assumed and acquired debt and approximately $1,100,000 security and other deposits. Also during such period, the Company sold, subleased or terminated the leases on 74 nursing facilities (6,886 beds) (11 of such facilities were included in the 1992 restructuring program discussed below) and certain other assets for cash proceeds of approximately $76,800,000 (approximately $42,600,000, included in accounts receivable - nonpatient at September 30, 1994, was received in October 1994), approximately $700,000 of notes receivable and approximately $40,000 of assumed debt. The operations of these facilities were immaterial to the Company's financial position and results of operations.

   During the year ended December 31, 1992, the Company recognized a $57,000,000 pre-tax restructuring charge related to a program to discontinue the Company's operation of 33 nursing facilities with historically poor financial performance, and to replace, relocate or sell certain other assets (the "1992 restructuring program"). By September 30, 1994, the 1992 restructuring program was substantially complete.

   During the third quarter of 1994, the Company issued 2,400,000 shares of its common stock for all of the outstanding stock of ATH. ATH operates licensed hospitals specializing in long-term acute care and transitional acute care to medically complex, chronically ill patients. The merger has been accounted for as a pooling of interests and, accordingly the Company's consolidated financial statements have been restated to reflect ATH's financial position, results of operations and cash flows for each period prior to the merger. The merger of ATH was not material to the Company's financial position or results of operations.

   Pharmacy Corporation of America ("PCA"), a subsidiary of the Company, entered into an agreement to purchase three institutional pharmacy subsidiaries of Synetic, Inc., for cash of approximately $107,300,000. Closing is subject to satisfaction of certain conditions, including receipt of regulatory and Synetic stockholder approvals. The Synetic businesses provide pharmaceutical dispensing services in New England and Indiana to approximately 45,000 patients in various institutions, including nursing homes, transitional care facilities, correctional facilities and group homes. In a separate transaction, PCA entered into an agreement to purchase Insta-Care Holdings, Inc., for cash of approximately $112,000,000. Closing is subject to satisfaction of certain conditions, including receipt of regulatory approvals. Insta-Care Holdings, Inc. provides pharmaceutical dispensing services in six states to approximately 65,000 patients in nursing homes and correctional facilities. These acquisitions will be accounted for as purchases and are expected to close during the fourth quarter of 1994.

                           BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1994

                                  (UNAUDITED)


   (iv) On November 1, 1994, the Company executed a $375,000,000 Credit Agreement (the "1994 Credit Agreement") which provides for a $225,000,000 Term Loan (the "1994 Term Loan") and a $150,000,000 Revolver/Letter of Credit Facility (the "1994 Revolver/LOC Facility"). The proceeds from the 1994 Term Loan will be used to consummate the pharmacy acquisitions discussed above. The 1994 Revolver/LOC Facility will replace the Company's revolving credit facility and letter of credit facility originally entered into in 1993. Currently, the 1994 Term Loan and any Revolver borrowings will bear interest at adjusted LIBOR plus 1%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus 1.125%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The 1994 Term Loan requires quarterly principal and interest payments through October 1999. The Company will pay certain commitment fees and commissions with respect to the 1994 Revolver/LOC Facility. The 1994 Credit Agreement will be secured by a security interest in the stock of PCA and certain of its subsidiaries, including the acquired businesses discussed above when they become subsidiaries of PCA, and will impose on the Company certain financial tests and restrictive covenants.

   In September 1994, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). The Plan provides for the distribution of one Common Stock Purchase Right (the "Rights") for each share of common stock outstanding at the close of business on November 2, 1994. Under certain circumstances, the Rights become exercisable to purchase the Company's common stock, or securities of an acquiring entity, at one-half of market value. The Rights are designed to protect stockholders in the event of an unsolicited attempt to acquire the Company and to deal with the possibility of unilateral actions by hostile acquirors. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

   In May 1994, the Company entered into a $25,000,000 promissory note (the "Note") which bears interest at the rate of 7.75% per annum. The Note is due in equal quarterly installments of approximately $708,000, including principal and interest, beginning in September 1994, with a balloon payment due in June 2001. The Note is secured by a mortgage interest in 11 nursing facilities and a security interest in certain personal property. In addition, the Company has amended certain of its credit agreements in 1994 to change various restrictive covenants, release certain collateral and adjust the interest rate calculations.

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

                               SEPTEMBER 30, 1994

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

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                ----------------------     ---------------------
                                                                   1994         1993         1994         1993
                                                                ---------    ---------     --------    ---------
                                                                             (RESTATED)                (RESTATED)
   Total revenues   . . . . . . . . . . . . . . . . . . .       $ 767,101    $ 739,276    $2,216,204   $2,159,704
   Total costs and expenses   . . . . . . . . . . . . . .         732,555      712,517     2,130,735    2,096,689
   Income before extraordinary charge   . . . . . . . . .          23,145       17,636        57,264       41,659
   Net income   . . . . . . . . . . . . . . . . . . . . .          23,145       15,291        57,264       39,314


                                                                        AS OF                        AS OF
                                                                 SEPTEMBER 30, 1994           DECEMBER 31, 1993
                                                                 ------------------           -----------------
                                                                                                  (RESTATED)
   Current assets   . . . . . . . . . . . . . . . . . . .           $    534,063                $     475,017
   Long-term assets   . . . . . . . . . . . . . . . . . .              1,485,538                    1,485,176
   Current liabilities  . . . . . . . . . . . . . . . . .                376,329                      396,270
   Long-term liabilities  . . . . . . . . . . . . . . . .                862,001                      839,058


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

                           BEVERLY ENTERPRISES, INC.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1994

                                  (UNAUDITED)


OPERATING RESULTS

THIRD QUARTER 1994 COMPARED TO THIRD QUARTER 1993

   Net income was $23,496,000 for the third quarter of 1994, as compared to net income of $15,377,000, restated, as discussed below, for the same period in 1993. Net income for 1993 includes a $2,345,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized debt issue costs associated with certain debt that was repaid or refinanced. During the third quarter of 1994, the Company completed the previously announced merger of American Transitional Hospitals, Inc. ("ATH") in exchange for 2,400,000 shares of Beverly common stock. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to reflect ATH's financial position, results of operations and cash flows for each period prior to the merger. The merger of ATH was not material to the Company's financial position or results of operations.

   Net operating revenues and operating and administrative costs increased approximately $27,800,000 and $17,500,000, respectively, for the third quarter of 1994, as compared to the same period in 1993. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the quarters ended September 30, 1994 and 1993 ("same facility operations") of approximately $55,400,000 and $48,600,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $4,400,000 and $4,700,000, respectively, related to ATH operations and the acquisition of two facilities in 1993; and decreases in net operating revenues and operating and administrative costs of approximately $32,000,000 and $35,800,000, respectively, due to the disposition of, or lease terminations on, 74 facilities in 1994 and 43 facilities in 1993.

   The increase in net operating revenues for same facility operations for the third quarter of 1994, as compared to the same period in 1993, was due to the following: approximately $31,300,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $21,600,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $1,700,000 due to a shift in the Company's patient mix to a higher Medicare census; and approximately $8,500,000 due primarily to pharmacy-related revenues and various other items. The Company's Medicare, private and Medicaid census for same facility operations was 12%, 19%, and 68%, respectively, for the third quarter of 1994, as compared to 11%, 19%, and 69%, respectively, for the same period in 1993. These increases in net operating revenues were partially offset by approximately $7,700,000 due to a decrease in same facility occupancy to 89.1% for the third quarter of 1994, as compared to 90.5% for the same period in 1993.

   The increase in operating and administrative costs for same facility operations for the third quarter of 1994, as compared to the same period in 1993, was due to the following: approximately $22,000,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services, and increased staffing levels in the Company's nursing facilities to cover higher acuity patients; approximately $12,100,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's Medicare and private-pay patients; approximately $7,200,000 due to increases in supplies and other variable costs primarily due to additional supplies required to meet the needs of the Company's higher acuity patients; and approximately $7,300,000 due primarily to increases in pharmacy-related costs and various other items.

   Ancillary revenues are derived from providing services to residents beyond room and board care. These services include occupational, physical, speech, respiratory and IV therapy, as well as sales of pharmaceutical products and

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1994

                                  (UNAUDITED)

other services. The Company's overall ancillary revenues for the third quarter of 1994 were $181,992,000 and represented 23.8% of net operating revenues, as compared to $159,928,000 of ancillary revenues for the same period in 1993 which represented 21.7% of net operating revenues for the third quarter of 1993. Although the Company is pursuing further growth of ancillary revenues through expansion of specialty services, such as rehabilitation and sub-acute care, there can be no assurance that such growth will continue. Growth in ancillary revenues, as well as increases in Medicare census, have also resulted in higher costs for the Company due to higher acuity services being provided to these patients. The Company's overall ancillary costs, excluding wages and related expenses, were $98,134,000 for the third quarter of 1994, compared to $91,071,000 for the same period in 1993.

   Depreciation and amortization expense increased approximately $1,800,000 for the third quarter of 1994 as compared to the same period in 1993 primarily due to the acquisition of previously leased facilities, the opening of newly constructed facilities and additional capital expenditures, partially offset by a decrease due to the disposition of or lease terminations on certain facilities.

NINE MONTHS 1994 COMPARED TO NINE MONTHS 1993

   Net income was $57,643,000 for the nine months ended September 30, 1994, as compared to net income of $39,456,000, restated, as discussed above, for the same period in 1993. Net income for 1993 includes a $2,345,000 extraordinary charge, net of income taxes, discussed above.

   Net operating revenues and operating and administrative costs increased approximately $56,400,000 and $33,700,000, respectively, for the nine months ended September 30, 1994, as compared to the same period in 1993. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the nine-month periods ended September 30, 1994 and 1993 ("same facility operations") of approximately $164,200,000 and $138,500,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $12,100,000 and $12,500,000, respectively, related to ATH operations and the acquisition of three facilities in 1993; and decreases in net operating revenues and operating and administrative costs of approximately $119,900,000 and $117,300,000, respectively, due to the disposition of, or lease terminations on, 74 facilities in 1994 and 43 facilities in 1993.

   The increase in net operating revenues for same facility operations for the nine months ended September 30, 1994, as compared to the same period in 1993, was due to the following: approximately $82,500,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $74,500,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $5,500,000 due to a shift in the Company's patient mix to a higher Medicare census; and approximately $20,200,000 due primarily to pharmacy-related revenues and various other items. The Company's Medicare, private and Medicaid census for same facility operations was 12%, 19%, and 68%, respectively, for the nine months ended September 30, 1994, as compared to 11%, 19%, and 69%, respectively, for the same period in 1993. These increases in net operating revenues were partially offset by approximately $18,500,000 due to a decrease in same facility occupancy to 89.1% for the nine months ended September 30, 1994, as compared to 90.2% for the same period in 1993.

   The increase in operating and administrative costs for same facility operations for the nine months ended September 30, 1994, as compared to the same period in 1993, was due to the following: approximately $61,100,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services, and increased staffing levels in the Company's nursing facilities to cover higher acuity patients; approximately $54,800,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's Medicare and private-pay patients; approximately $5,300,000 due to increases in supplies and other variable costs primarily due to additional supplies required to meet the needs of the Company's higher acuity patients; and approximately $17,300,000 due primarily to increases in pharmacy-related costs and various other items.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1994

                                  (UNAUDITED)


   The Company's overall ancillary revenues for the nine months ended September 30, 1994 were $528,182,000 and represented 24.0% of net operating revenues, as compared to ancillary revenues of $454,970,000 for the same period in 1993 which represented 21.2% of net operating revenues for the nine months ended September 30, 1993. The Company's overall ancillary costs, excluding wages and related expenses, were $290,310,000 for the nine months ended September 30, 1994, compared to $254,202,000 for the same period in 1993.

   Interest expense decreased approximately $3,900,000 as compared to the same period in 1993 primarily due to the repayment in the third quarter of 1993 of approximately $45,000,000 of debt with a portion of the proceeds from issuance of the Series B preferred stock (as defined herein) and the conversion in the third quarter of 1993 of approximately $46,000,000 in principal amount of the Company's 9% convertible subordinated debentures into common stock. Depreciation and amortization expense increased approximately $3,400,000 as compared to the same period in 1993 primarily due to the acquisition of previously leased facilities, the opening of newly constructed facilities and additional capital expenditures, partially offset by a decrease due to the disposition of or lease terminations on certain facilities.

   The Company's future operating performance will continue to be affected by the issues facing the long-term health care industry as a whole, including the maintenance of occupancy, its ability to continue to expand higher margin business from Medicare, managed care and private-pay payors, the availability of nursing and therapy personnel, the adequacy of funding of governmental reimbursement programs, the demand for nursing home care and the nature of any health care reform measures that may be taken by the federal government, as discussed below, as well as by any state governments. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will also significantly impact its future operating results.

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

   The Clinton Administration proposed health care reform legislation to Congress in October 1993. Other proposed health care reform legislation was also debated and formulated by various groups in 1993 and 1994. Although no major health care reform legislation has been adopted in 1994, this issue remains a high priority to the Administration and other groups. Among the proposals under consideration are insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single governmental health insurance plan that would cover all citizens. These proposals and industry and other groups' recommendations will likely impact the form and content of any future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted or the impact, if any, on the Company. There can be no assurance that any health care reform will not adversely affect the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1994, the Company had approximately $69,344,000 in cash and cash equivalents and net working capital of approximately $228,761,000. The Company anticipates that approximately $29,640,000 of its existing cash at September 30, 1994, while not legally restricted, will be utilized to fund certain workers compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had $49,000,000 of unused commitments under its revolving credit agreement and $15,000,000 of unused commitments under its commercial paper program as of September 30, 1994.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1994

                                  (UNAUDITED)


   Net cash provided by operating activities for the nine months ended September 30, 1994 was approximately $86,733,000. Net cash used for investing activities was approximately $98,567,000 and net cash provided by financing activities was approximately $4,120,000 for the nine months ended September 30, 1994. The Company primarily used cash generated from operations to fund capital expenditures and construction totaling approximately $82,173,000. The Company received cash proceeds of approximately $31,000,000 from the sale or sublease of 28 nursing facilities in Texas, and received $12,000,000 in cash proceeds from the exercise of an option grant for 1,000,000 common shares at $12.00 per share. In addition, the Company issued approximately
$33,300,000 in long-term obligations and borrowed $1,000,000 under its revolving credit agreement. A portion of such proceeds was used to repay approximately $38,686,000 of long-term obligations and to fund acquisitions of approximately $38,502,000. In April 1994, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the 1,000,000 common shares purchased under the option grant. This did not result in any additional proceeds to the Company. In October 1994, the Company received approximately $42,600,000 of proceeds from the sale of 30 nursing facilities in Texas.

   Pharmacy Corporation of America ("PCA"), a subsidiary of the Company, entered into an agreement to purchase three institutional pharmacy subsidiaries of Synetic, Inc., for cash of approximately $107,300,000. Closing is subject to satisfaction of certain conditions, including receipt of regulatory and Synetic stockholder approvals. The Synetic businesses provide pharmaceutical dispensing services in New England and Indiana to approximately 45,000 patients in various institutions, including nursing homes, transitional care facilities, correctional facilities and group homes. In a separate transaction, PCA entered into an agreement to purchase Insta-Care Holdings, Inc., for cash of approximately $112,000,000. Closing is subject to satisfaction of certain conditions, including receipt of regulatory approvals. Insta-Care Holdings, Inc. provides pharmaceutical dispensing services in six states to approximately 65,000 patients in nursing homes and correctional facilities. These acquisitions will be accounted for as purchases and are expected to close during the fourth quarter of 1994.

   On November 1, 1994, the Company executed a $375,000,000 Credit Agreement (the "1994 Credit Agreement") which provides for a $225,000,000 Term Loan (the "1994 Term Loan") and a $150,000,000 Revolver/Letter of Credit Facility (the "1994 Revolver/LOC Facility"). The proceeds from the 1994 Term Loan will be used to consummate the pharmacy acquisitions discussed above. The 1994 Revolver/LOC Facility will replace the Company's revolving credit facility and letter of credit facility originally entered into in 1993. Currently, the 1994 Term Loan and any Revolver borrowings will bear interest at adjusted LIBOR plus 1%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus 1.125%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The 1994 Term Loan requires quarterly principal and interest payments through October 1999.

   In September 1994, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). The Plan provides for the distribution of one Common Stock Purchase Right (the "Rights") for each share of common stock outstanding at the close of business on November 2, 1994. Under certain circumstances, the Rights become exercisable to purchase the Company's common stock, or securities of an acquiring entity, at one-half of market value. The Rights are designed to protect stockholders in the event of an unsolicited attempt to acquire the Company and to deal with the possibility of unilateral actions by hostile acquirors. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

   In May 1994, the Company entered into a $25,000,000 promissory note (the "Note") which bears interest at the rate of 7.75% per annum. The Note is due in equal quarterly installments of approximately $708,000, including principal and interest, beginning in September 1994, with a balloon payment due in June 2001. In addition, the Company has amended certain of its credit agreements in 1994 to change various restrictive covenants, release certain collateral and adjust the interest rate calculations.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1994

                                  (UNAUDITED)


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

   The Company believes that its existing cash and cash equivalents, working capital from operations, proceeds from the dispositions of certain facilities, borrowings under its banking arrangements and commercial paper program, proceeds from issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $37,336,000, to make normal recurring capital additions and improvements for the twelve months ending September 30, 1995 of approximately $100,000,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements.

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                               SEPTEMBER 30, 1994

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

ITEM 6(A).  EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

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

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

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

 4.15 Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to Beverly Enterprises' Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))

 4.16 First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8.75% Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises' Current Report on Form 8-K dated January 4, 1994)

 4.17 Rights Agreement dated as of September 29, 1994, between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Beverly Enterprises' Registration Statement on Form 8-A filed on October 18, 1994)

              In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises' long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

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

10.4   *      Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term
              Incentive Stock Plan (as amended by Amendment No. 1)
              (incorporated by reference to Exhibit 10.4 to Beverly
              Enterprises' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1994)

10.5   *      Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit A to Beverly Enterprises definitive proxy for the Annual Meeting of Stockholders held May 19, 1994)

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

10.6   *      Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.5 to Beverly Enterprises' Quarterly Report on Form
              10-Q for the quarter ended June 30, 1993)

10.7   *      Beverly Enterprises, Inc. Non-Employee Directors' Stock Option
              Plan (incorporated by reference to Exhibit 4.1 to Beverly
              Enterprises' Registration Statement on Form S-8 filed on
              September 21, 1994 (File No. 33-55571))

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

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

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

10.25  *      American Transitional Hospitals, Inc. 1993 Nonqualified Stock
              Option Plan assumed by Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.39 to Beverly Enterprises'
              Registration Statement on Form S-4 (Amendment No. 1) filed on
              August 5, 1994 (File No. 33-54501))

10.26  *      Stock Option Agreement between Beverly Enterprises, Inc. and
              Robert C. Crosby dated September 2, 1994 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises' Registration
              Statement on Form S-8 filed on September 21, 1994 (File No.
              33-55571))

10.27 Master Lease Document -- General Terms and Conditions dated December 30, 1985 for Leases between Beverly California and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit
              10.12 to Beverly California's Annual Report on Form 10-K for the year ended December 31, 1985)

10.28 Agreement dated as of December 29, 1986 among Beverly California, Beverly Enterprises -- Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California's Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Beverly California, Beverly Enterprises -- Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)

10.29 Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd. Los Angeles Agency as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit
              10.2 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.30 Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.3 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.31 Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.23 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.32 Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.24 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.33 Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.31 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

EXHIBIT
NUMBER                            DESCRIPTION
- -------                           -----------

10.34 Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California, the wholly-owned subsidiaries of Beverly Enterprises listed therein, Beverly Enterprises and certain wholly-owned subsidiaries of Beverly Enterprises which may become parties thereto (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Beverly California, Beverly Enterprises and the Registrants set forth on the Table of Additional Co-Registrants filed on February 8, 1991 (File No. 33-38954))

10.35 First Omnibus Amendment to Liquidity Agreement, Depository Agreement, Pledge and Security Agreement and Master Sale and Servicing Agreement dated as of July 1, 1991 (incorporated by reference to Exhibit 10.1 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)

10.36 Second Amendment to Master Sale and Servicing Agreement dated as of March 1, 1992 (incorporated by reference to Exhibit 10.4 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.37 Second Omnibus Amendment to Master Sale and Servicing Agreement, Pledge Agreement and Selling Subsidiary Agreements dated as of September 28, 1992, among Beverly Funding Corporation, Beverly California Corporation, Beverly Enterprises, Inc., the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed on the signature pages and the Banks listed on the signature pages (incorporated by reference to Exhibit 10 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30,
              1992)

10.38 Credit Agreement dated as of March 2, 1993 among Beverly Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, and the Nippon Credit Bank, Ltd. Los Angeles Agency as Agent (the "Nippon Credit Agreement") (incorporated by reference to Exhibit 10.29 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.39 Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.37 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

10.40 Credit Agreement dated as of March 1, 1993 among Beverly California Corporation, Beverly Enterprises, Inc., the Banks listed therein, Morgan Guaranty Trust Company of New York as Issuing Bank and Agent (the "Morgan Credit Agreement") (incorporated by reference to Exhibit 10.30 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.41 First Amendment dated as of May 3, 1993 to the Morgan Credit Agreement (incorporated by reference to Exhibit 10.34 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.42 Second Amendment dated as of September 30, 1993 to the Morgan Credit Agreement (incorporated by reference to Exhibit 10.35 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.43 Third Amendment dated as of April 6, 1994 to the Morgan Credit Agreement (incorporated by reference to Exhibit 10.41 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

10.44 Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc. and Beverly California Corporation (incorporated by reference to
              Exhibit 10 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)

11.1          Computation of Net Income (Loss) Per Share

27.1          Financial Data Schedule for the nine months ended September 30,
              1994

              * Exhibits 10.1 through 10.26 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

ITEM 6(B). REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the three months ended September 30, 1994.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BEVERLY ENTERPRISES, INC.
                                        Registrant




Dated:  November 14, 1994               By: /s/    SCOTT M. TABAKIN
                                            ------------------------------
                                                   Scott M. Tabakin
                                            Vice President, Controller and
                                               Chief Accounting Officer

                                 EXHIBIT INDEX



                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                            DESCRIPTION                                           PAGE
- -------                           -----------                                       ------------
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


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                            DESCRIPTION                                           PAGE
- -------                           -----------                                       ------------
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

 4.17         Rights Agreement dated as of September 29, 1994, between Beverly
              Enterprises, Inc. and The Bank of New York, as Rights Agent
              (incorporated by reference to Exhibit 1 to Beverly Enterprises'
              Registration Statement on Form 8-A filed on October 18, 1994)

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

10.4   *      Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term
              Incentive Stock Plan (as amended by Amendment No. 1)
              (incorporated by reference to Exhibit 10.4 to Beverly
              Enterprises' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1994)

10.5   *      Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit A to Beverly Enterprises definitive proxy for the Annual Meeting of Stockholders held May 19, 1994)


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                            DESCRIPTION                                           PAGE
- -------                           -----------                                       ------------
10.6   *      Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.5 to Beverly Enterprises' Quarterly Report on Form
              10-Q for the quarter ended June 30, 1993)

10.7   *      Beverly Enterprises, Inc. Non-Employee Directors' Stock Option
              Plan (incorporated by reference to Exhibit 4.1 to Beverly
              Enterprises' Registration Statement on Form S-8 filed on
              September 21, 1994 (File No. 33-55571))

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

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                            DESCRIPTION                                           PAGE
- -------                           -----------                                       ------------
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

10.25  *      American Transitional Hospitals, Inc. 1993 Nonqualified Stock
              Option Plan assumed by Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.39 to Beverly Enterprises'
              Registration Statement on Form S-4 (Amendment No. 1) filed on
              August 5, 1994 (File No. 33-54501))

10.26  *      Stock Option Agreement between Beverly Enterprises, Inc. and
              Robert C. Crosby dated September 2, 1994 (incorporated by
              reference to Exhibit 4.4 to Beverly Enterprises' Registration
              Statement on Form S-8 filed on September 21, 1994 (File No.
              33-55571))

10.27         Master Lease Document -- General Terms and Conditions dated
              December 30, 1985 for Leases between Beverly California and various subsidiaries thereof as lessees and Beverly Investment
              Properties, Inc. as lessor (incorporated by reference to Exhibit
              10.12 to Beverly California's Annual Report on Form 10-K for the year ended December 31, 1985)

10.28         Agreement dated as of December 29, 1986 among Beverly California,
              Beverly Enterprises -- Texas, Inc., Stephens Inc. and Real
              Properties, Inc. (incorporated by reference to Exhibit 28 to
              Beverly California's Current Report on Form 8-K dated December
              30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Beverly California, Beverly Enterprises --
              Texas, Inc. and Stephens Inc. with reference thereto
              (incorporated by reference to Exhibit 19.13 to Beverly
              Enterprises' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1987)

10.29         Credit Agreement, dated as of March 24, 1992, among Beverly
              Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term
              Credit Bank of Japan, Ltd. Los Angeles Agency as Agent (the
              "LTCB Credit Agreement") (incorporated by reference to Exhibit
              10.2 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.30         Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.3 to Beverly
              Enterprises' Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1992)

10.31         Second Amendment dated as of May 11, 1992 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.23 to Beverly
              Enterprises' Annual Report on Form 10-K for the year ended
              December 31, 1992)

10.32         Third Amendment dated as of March 1, 1993 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.24 to Beverly
              Enterprises' Annual Report on Form 10-K for the year ended
              December 31, 1992)

10.33         Seventh Amendment dated as of May 2, 1994 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.31 to Beverly
              Enterprises' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1994)


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                            DESCRIPTION                                           PAGE
- -------                           -----------                                       ------------
10.34         Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California, the wholly-owned subsidiaries of Beverly Enterprises listed therein,
              Beverly Enterprises and certain wholly-owned subsidiaries of
              Beverly Enterprises which may become parties thereto
              (incorporated by reference to Exhibit 10.27 to the Registration
              Statement on Form S-4 of Beverly California, Beverly Enterprises
              and the Registrants set forth on the Table of Additional
              Co-Registrants filed on February 8, 1991 (File No. 33-38954))

10.35         First Omnibus Amendment to Liquidity Agreement, Depository
              Agreement, Pledge and Security Agreement and Master Sale and
              Servicing Agreement dated as of July 1, 1991 (incorporated by reference to Exhibit 10.1 to Beverly Enterprises' Quarterly
              Report on Form 10-Q for the quarter ended September 30, 1991)

10.36 Second Amendment to Master Sale and Servicing Agreement dated as of March 1, 1992 (incorporated by reference to Exhibit 10.4 to
              Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)

10.37         Second Omnibus Amendment to Master Sale and Servicing Agreement,
              Pledge Agreement and Selling Subsidiary Agreements dated as of
              September 28, 1992, among Beverly Funding Corporation, Beverly
              California Corporation, Beverly Enterprises, Inc., the
              wholly-owned subsidiaries of Beverly Enterprises, Inc. listed on the signature pages and the Banks listed on the signature pages
              (incorporated by reference to Exhibit 10 to Beverly Enterprises'
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1992)

10.38         Credit Agreement dated as of March 2, 1993 among Beverly
              Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, and the Nippon Credit Bank, Ltd. Los Angeles
              Agency as Agent (the "Nippon Credit Agreement") (incorporated by reference to Exhibit 10.29 to Beverly Enterprises' Annual Report on Form 10-K for the year ended December 31, 1992)

10.39         Second Amendment dated as of May 19, 1994 to the Nippon Credit
              Agreement (incorporated by reference to Exhibit 10.37 to Beverly
              Enterprises' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1994)

10.40         Credit Agreement dated as of March 1, 1993 among Beverly
              California Corporation, Beverly Enterprises, Inc., the Banks listed therein, Morgan Guaranty Trust Company of New York as
              Issuing Bank and Agent (the "Morgan Credit Agreement")
              (incorporated by reference to Exhibit 10.30 to Beverly
              Enterprises' Annual Report on Form 10-K for the year ended
              December 31, 1992)

10.41         First Amendment dated as of May 3, 1993 to the Morgan Credit
              Agreement (incorporated by reference to Exhibit 10.34 to Beverly
              Enterprises' Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1993)

10.42         Second Amendment dated as of September 30, 1993 to the Morgan
              Credit Agreement (incorporated by reference to Exhibit 10.35 to
              Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.43         Third Amendment dated as of April 6, 1994 to the Morgan Credit
              Agreement (incorporated by reference to Exhibit 10.41 to Beverly
              Enterprises' Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1994)

10.44 Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc. and
              Beverly California Corporation (incorporated by reference to
              Exhibit 10 to Beverly Enterprises' Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)

11.1          Computation of Net Income (Loss) Per Share

27.1          Financial Data Schedule for the nine months ended September 30,
              1994.

              * Exhibits 10.1 through 10.26 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.