Form 10-K405
BEVERLY ENTERPRISES INC /DE/
filed 1995-03-31
CIK 812305

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  (MARK ONE)
    [X]                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                                        OR
    [  ]                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
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

                                                        NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                    ON WHICH REGISTERED
        -----------------------------------------------------------------------
        Common Stock, $.10 par value                  New York Stock Exchange
                                                      Pacific Stock Exchange
        $2.75 Cumulative Convertible Exchangeable     New York Stock Exchange
          Preferred Stock, $1 par value               Pacific Stock Exchange
        7 5/8% Convertible Subordinated Debentures    New York Stock Exchange
          due March 15, 2003
        Zero Coupon Notes due July 16, 2003           New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                       -----   -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $1,103,881,012 AS OF FEBRUARY 28, 1995.
                                   85,662,971
  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 28, 1995)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 18, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     The business of the Company consists principally of providing long-term health care, including the operation of nursing facilities, sub-acute and acute long-term transitional hospitals, institutional pharmacies and rehabilitation therapy services. Additional operations include retirement and congregate living projects and home health care entities.

     The Company is the largest operator of nursing facilities in the United States. At January 31, 1995, the Company operated 727 nursing facilities with 78,061 licensed beds. The facilities are located in 33 states and the District of Columbia, and range in capacity from 20 to 388 beds. At January 31, 1995, the Company also operated 65 pharmacies and pharmacy-related outlets, 40 retirement and congregate living projects containing 2,518 units, six transitional hospitals containing 274 beds and four home health care entities. The Company's facilities had average occupancy of 88.5%, 88.5% and 88.4% during the years ended December 31, 1994, 1993 and 1992, respectively. See "Item 2. Properties."

OPERATIONS (Effective January 1, 1995)

     The Company's nursing facility and certain rehabilitation operations are primarily operated by Beverly Health and Rehabilitation Services, Inc. ("BHRS"), a wholly-owned subsidiary of Beverly Enterprises, Inc. and formerly known as Beverly California Corporation. The nursing facilities are grouped into seven regions, each headed by a Vice President of Operations. Each of the Vice Presidents of Operations supervises from seven to sixteen area managers within their assigned regions. Each area manager is responsible for five to seventeen facilities. Each facility provides routine and higher acuity nursing care, as well as ancillary services, and is operated under the immediate supervision of a licensed administrator and a registered nurse acting as director of nursing services, with the part-time assistance of a consulting physician acting as medical director or advisory physician. The facility administrators are directly responsible to area managers for the performance of their facilities.

     The Company has a Quality Assurance ("QA") program to ensure quality care is maintained in each of its nursing facilities. The QA department is headed by a Senior Vice President who reports directly to the Chief Executive Officer and to an independent quality assurance committee of the Board of Directors. The Company's nationwide QA network is made up of over 200 health care professionals including registered nurses, dietitians, social workers and other specialists. These specialists visit each of the Company's nursing facilities several times each year to conduct quality reviews and consultations. In addition, a select QA team visits each facility annually to conduct a detailed survey that requires several days of inspection, review and training.

     The Company's six acute long-term transitional hospitals are operated by American Transitional Hospitals, Inc. ("ATH"), an indirect wholly-owned subsidiary of Beverly Enterprises, Inc. Each transitional hospital is operated under the immediate supervision of a licensed administrator. ATH also operates eight nursing facilities that provide a more complex level of sub-acute care than the Company's other nursing facilities.

     The Company's institutional pharmacy business is operated by Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of Beverly Enterprises, Inc. PCA provides pharmaceuticals and related supplies and services to the Company's nursing facilities and transitional hospitals, as well as to unaffiliated long-term care companies and other entities. See Part II, Item
8 -- Note 2 of Notes to Consolidated Financial Statements for a discussion of certain pharmacy acquisitions.

GOVERNMENTAL REGULATION AND REIMBURSEMENT

     The Company's nursing facilities are subject to compliance with various federal, state and local health care statutes and regulations. Compliance with state licensing requirements imposed upon all health care facilities is a prerequisite for the operation of the facilities and for participation in government-sponsored health care funding programs, such as Medicaid and Medicare. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. Changes in the reimbursement policies of such funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could adversely affect the revenues of the Company.

     The Company receives payments for services rendered to patients from (i) each of the states in which its nursing facilities are located under the Medicaid program; (ii) the federal government under the Medicare program; and
(iii) private and other patients, including commercial insurers and managed care payors. The following table sets forth the approximate percentage of patient days and room and board revenues derived from the indicated sources of payment, as well as ancillary and other revenues which are derived from all sources of payment, for the periods indicated:

                                  MEDICAID             MEDICARE             PRIVATE
                             ------------------   ------------------   ------------------
                                       ROOM AND             ROOM AND             ROOM AND
                             PATIENT    BOARD     PATIENT    BOARD     PATIENT    BOARD     ANCILLARY AND
                              DAYS     REVENUES    DAYS     REVENUES    DAYS     REVENUES   OTHER REVENUES
                             -------   --------   -------   --------   -------   --------   --------------
    Year ended:
    December 31, 1994......    68%        47%       12%        11%       20%        16%           26%
    December 31, 1993......    69%        50%       11%        11%       20%        16%           23%

     Consistent with the long-term care industry in general, changes in the mix of the Company's patient population among the Medicaid, Medicare and private categories can significantly affect the profitability of the Company's operations. Although the level of cost reimbursement for Medicare patients typically generates the highest revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of nursing care and other services for such patients. In most states, private patients constitute the most profitable category and Medicaid patients constitute the least profitable category.

     The Company has experienced significant growth in ancillary revenues over the past several years. Ancillary revenues are derived from providing services to residents beyond room, board and custodial care and include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceuticals and other services. Such services are currently provided primarily to Medicare and private pay patients, consistent with the trend in health care of providing a broader range of services in a lower cost setting, such as the Company's nursing facilities. Although the Company is pursuing further growth of ancillary revenues, through acquisitions as well as internal expansion of specialty services such as rehabilitation and sales of pharmaceuticals, there can be no assurance that such growth will continue.

     Medicaid programs are currently in existence in all of the states in which the Company operates nursing facilities. While these programs differ in certain respects from state to state, they are all subject to federally-imposed requirements, and at least 50% of the funds available under these programs is provided by the federal government under a matching program.

     Medicare and most state Medicaid programs utilize a cost-based reimbursement system for nursing facilities which reimburses facilities for the reasonable direct and indirect allowable costs incurred in providing routine patient care services (as defined by the programs) plus, in certain states, efficiency incentives or a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs as well as the costs of property and equipment (eg. depreciation and interest, fair rental allowance or rental expense). In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, payments made to a facility on an interim basis that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs vary as to methodology used to determine the level of allowable costs which are reimbursed to operators.

     Arkansas, California, Louisiana and Texas provide for reimbursement at a flat daily rate, as determined by the responsible state agency. In all other states with a Medicaid program in which the Company operated in 1994, payments are based upon facility-specific cost reimbursement formulas established by the applicable state. The Medicaid and Medicare programs each contain specific requirements which must be adhered to by health care facilities in order to qualify under the programs.

     Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. Congress has consistently attempted to curb the growth of federal spending on such programs. Recent actions include limitations on payments to hospitals and nursing homes under the Medicaid and Medicare programs, limitations on payments for physicians' services and elimination of funding for health planning agencies. Another reimbursement change currently under discussion includes a change in the Medicare system of reimbursement for certain therapy services. No assurance can be given that the future funding of Medicaid and Medicare programs will remain at levels comparable to the present levels.

     Health care system reform continues to be a high priority for the federal and certain state governments. Although no comprehensive health care reform legislation has been implemented, the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the health care delivery system. Pressures to contain costs and cover a larger percentage of the population have heightened public awareness and scrutiny over the health care market. Reform proposals still under consideration include insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. These proposals, as well as industry and other groups' recommendations, will likely impact the form and content of any future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted and their impact on the Company. There can be no assurance that any health care reform or other changes within the health care market will not adversely affect the Company's financial position, results of operations or cash flows.

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

COMPETITION

     As of January 31, 1995, the Company operated 727 nursing facilities in 33 states and the District of Columbia. The Company's competitive position varies from facility to facility, from community to community and from state to state. Some of the significant competitive factors for the placing of patients in a nursing facility include quality of care, reputation, physical appearance of facilities, services offered, family preferences, physician services and price. The care provided to Medicaid and Medicare patients is subject to significant governmental regulations.

     The Company's nursing facilities supplement and compete with services provided by general and rehabilitation hospitals and home health care entities. The resident or the resident's family is more often directly involved in the selection of a particular nursing facility than in the choice of a general hospital. The Company competes with other long-term care providers, as well as acute care hospitals and rehabilitation facilities, in providing sub-acute and specialty services. The resident or the resident's family, as well as physicians, hospitals, case managers and insurance providers, often direct the selection of a particular facility for sub-acute and specialty services.

EMPLOYEES

     At December 31, 1994, the Company had approximately 82,000 employees. The Company is subject to both federal minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

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

     Currently, the Company is not experiencing a nursing shortage. Periodically in the past, however, the health care industry, including the Company's long-term care facilities, has experienced a shortage of nurses to staff health care operations. The Company competes with other health care providers for nursing personnel and a nursing shortage could force the Company to pay higher salaries and make greater use of registry (temporary nursing and related personnel). A lack of qualified nursing personnel might also require the Company to reduce its census or admit patients requiring a lower level of care, both of which could adversely affect operating results.

     Approximately 10% of the Company's employees are represented by various labor unions. The Company cannot predict the effect of continued union representation or organizational activities on its future operations.

     On January 29, 1993, the National Labor Relations Board ("NLRB") found that the Company had violated the National Labor Relations Act (the "Act") at 32 of its facilities prior to 1989 and issued a corporate-wide order requiring that the Company cease and desist from such violations and that it take certain remedial actions. The Company viewed the NLRB's order as incorrect and overly broad and appealed to the U.S. Court of Appeals. On February 28, 1994, the U.S. Court of Appeals for the Second Circuit upheld the Company's appeal and reversed several of the NLRB's findings, holding that the violations were minimal in nature and number and that the corporate-wide and other extraordinary remedies sought by the NLRB and the unions were inappropriate.

     The NLRB instituted two subsequent consolidated administrative proceedings against the Company alleging the commission of additional unfair labor practices under the Act at 31 of the Company's facilities. Such proceedings are in various stages of litigation. The Company is vigorously defending the proceedings and believes that the request for a corporate-wide remedy is wholly without merit.

ITEM 2. PROPERTIES.

     At January 31, 1995, the Company operated 727 nursing facilities and 40 retirement and congregate living projects in 33 states and the District of Columbia. Most of the Company's 314 leased nursing facilities are subject to "net" leases which require the Company to pay all taxes, insurance and maintenance costs. Most of the Company's leases have original terms from ten to fifteen years and contain at least one renewal option, which could extend the original term of the leases by five to fifteen years. Many of the Company's leases also contain purchase options. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of the nursing facilities and retirement centers owned by the Company are included in the collateral securing the obligations under its various banking arrangements. See "Part II, Item 8 -- Note 4 of Notes to Consolidated Financial Statements."

     The following is a summary of the Company's nursing home facilities, retirement and congregate living projects, transitional hospitals, pharmacies and home health centers at January 31, 1995:

                                                    RETIREMENT AND
                                                      CONGREGATE                                       HOME
                                  NURSING HOME          LIVING         TRANSITIONAL                   HEALTH
                                   FACILITIES          PROJECTS          HOSPITALS       PHARMACIES   CENTERS
                                -----------------   --------------   -----------------   ----------   ------
                                          TOTAL                                TOTAL
                                         LICENSED            TOTAL            LICENSED
           LOCATION             NUMBER     BEDS     NUMBER   UNITS   NUMBER     BEDS       NUMBER     NUMBER
------------------------------  ------   --------   ------   -----   ------   --------   ----------   ------
Alabama.......................     21       2,621      1        24     --         --          2         --
Arizona.......................      3         480      1        77      1         48         --         --
Arkansas......................     38       4,550      3        49     --         --          1         --
California....................     78       8,130      2       307     --         --          6          3
Colorado......................     --          --     --        --     --         --          1         --
Connecticut...................      7       1,055     --        --     --         --          3         --
District of Columbia..........      1         355     --        --     --         --         --         --
Florida.......................     66       7,932      7       751     --         --          8         --
Georgia.......................     23       2,656      2        48     --         --          4         --
Hawaii........................      2         396     --        --     --         --         --         --
Idaho.........................      4         329     --        --     --         --         --         --
Illinois......................     10         819      1       249     --         --         --          1
Indiana.......................     72       5,755      2       226      1         40          2         --
Kansas........................     30       1,992      3        39     --         --          2         --
Kentucky......................      8       1,049     --        --     --         --          1         --
Louisiana.....................      1         200     --        --     --         --          1         --
Maryland......................      4         585      1        16     --         --          4         --
Massachusetts.................     25       2,420     --        --     --         --          3         --
Michigan......................      2         206     --        --     --         --         --         --
Minnesota.....................     37       3,280      2        28     --         --          1         --
Mississippi...................     22       2,504     --        --     --         --          1         --
Missouri......................     34       3,457      3       101     --         --          1         --
Nebraska......................     24       2,201      1        16     --         --         --         --
New Jersey....................      1         150     --        --     --         --         --         --
North Carolina................     12       1,514      1        16     --         --          2         --
Ohio..........................     14       1,584      3       425     --         --          1         --
Oklahoma......................     --          --     --        --      1         32         --         --
Oregon........................     --          --     --        --     --         --          2         --
Pennsylvania..................     42       4,881      3        55     --         --          2         --
South Carolina................      3         302     --        --     --         --         --         --
South Dakota..................     17       1,236     --        --     --         --         --         --
Tennessee.....................      8       1,066      2        59     --         --          2         --
Texas.........................     52       6,516     --        --      3        154         11         --
Virginia......................     17       2,353      2        32     --         --         --         --
Washington....................     13       1,214     --        --     --         --          2         --
West Virginia.................      3         318     --        --     --         --         --         --
Wisconsin.....................     33       3,955     --        --     --         --          2         --
                                  ---      ------     --     -----     --        ---         --         --
                                  727      78,061     40     2,518      6        274         65          4
                                  ===      ======     ==     =====     ==        ===         ==         ==
CLASSIFICATION
------------------------------
Owned.........................    409      44,776     32     1,791      1         69         65          4
Leased........................    314      32,882      4       217      5        205         --         --
Managed.......................      4         403      4       510     --         --         --         --
                                  ---      ------     --     -----     --        ---         --         --
                                  727      78,061     40     2,518      6        274         65          4
                                  ===      ======     ==     =====     ==        ===         ==         ==

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1994.

EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth, as to each executive officer and director of the Company, his name, positions with the Company and age. Each executive officer and director of the Company holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The information below is given as of March 20, 1995.

             NAME                                        POSITION                          AGE
-------------------------------  ------------------------------------------------------  -------
David R. Banks(3)..............  Chairman of the Board, President, Chief
                                 Executive Officer and Director                             58
Boyd W. Hendrickson............  Executive Vice President and President of BHRS             50
Ronald C. Kayne................  Executive Vice President and President of PCA              56
T. Jerald Moore................  Executive Vice President and President of Beverly Managed
                                 Care, Inc.                                                 54
Robert W. Pommerville..........  Executive Vice President, General Counsel and Secretary    54
Bobby W. Stephens..............  Executive Vice President--Development                      50
Robert D. Woltil...............  Executive Vice President, Finance and Chief Financial
                                 Officer                                                    40
Eugene B. Clarke...............  Senior Vice President--Quality Assurance                   54
Robert C. Crosby...............  Senior Vice President and President of ATH                 56
Schuyler Hollingsworth, Jr.....  Senior Vice President and Treasurer                        48
Mark D. Wortley................  Senior Vice President and President of Spectra             39
Scott M. Tabakin...............  Vice President, Controller and Chief Accounting Officer    36
Beryl F. Anthony,                Director
  Jr.(2)(4)(5).................                                                             57
Curt F. Bradbury(1)(2)(3)......  Director                                                   45
James R. Greene(1)(4)..........  Director                                                   73
Edith E. Holiday...............  Director                                                   43
Jon E. M. Jacoby(1)(3)(5)......  Director                                                   56
Risa J. Lavizzo-Mourey, M.D....  Director                                                   40
Louis W. Menk(2)(4)............  Director                                                   76
Marilyn R. Seymann.............  Director                                                   52
Will K. Weinstein(3)(5)........  Director                                                   54

---------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Finance Committee.

(4) Member of the Quality Assurance Committee.

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

     Mr. Hendrickson joined the Company in 1988 as a Division President. He was elected Vice President of Marketing in May 1989, Executive Vice President of Operations and Marketing in February 1990 and President of Beverly Health and Rehabilitation Services, Inc. ("BHRS") in January 1995.

     Mr. Kayne joined the Company in 1979. He was elected Vice President of Professional Services in 1983, Vice President of the Company and President of Pharmacy Corporation of America ("PCA") in 1985, and Executive Vice President of the Company in February 1990.

     Mr. Moore joined the Company as Executive Vice President -- Managed Care in December 1992 and was elected President of Beverly Managed Care, Inc. in January 1995. Mr. Moore was employed at Aetna Life and Casualty from 1963 to 1992 and was elected Senior Vice President in 1990.

     Mr. Pommerville first joined the Company in 1970 and left in 1976. Mr. Pommerville rejoined the Company as Vice President and General Counsel in 1984 and was elected Secretary in February 1990, Senior Vice President in March 1990 and Executive Vice President in February 1995.

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

     Mr. Crosby joined the Company in 1994 with the acquisition of ATH. He was elected Senior Vice President of the Company and President of ATH in September 1994. Mr. Crosby was Chairman of the Board, President and Chief Executive Officer of ATH from 1992 to 1994 and President and Chief Executive Officer of StatCorp, Inc. from 1989 to 1991.

     Mr. Hollingsworth joined the Company in June 1985 as Assistant Treasurer. He was elected Treasurer in 1988, Vice President in 1990 and Senior Vice President in March 1992. Mr. Hollingsworth is a director of Sparks Regional Medical Center.

     Mr. Wortley joined the Company as Senior Vice President and President of Spectra Health and Rehabilitation Services, Inc. ("Spectra"), a wholly-owned subsidiary of the Company, in September 1994. From 1988 to 1994, Mr. Wortley was an officer of Therapy Management Innovations, which provides rehabilitation consulting services to the Company under contract.

     Mr. Tabakin joined the Company in October 1992 as Vice President, Controller and Chief Accounting Officer. From 1980 to 1992, Mr. Tabakin was with Ernst & Young LLP, in Norfolk, Virginia.

     Mr. Anthony served as a member of the United States Congress and was Chairman of the Democratic Congressional Campaign Committee from 1987 through 1990. In 1993, he became a partner in the Winston & Strawn law firm. He has been a director of the Company since January 1993.

     Mr. Bradbury served as Chairman, Chief Executive Officer and a director of Worthen Banking Corporation until February 28, 1995. He joined Worthen in 1985 as Assistant to the President, and prior thereto was a Vice President in the Corporate Finance Department of Stephens Inc., and Manager of its Bank Services Division. He has been a director of the Company since July 1989. Mr. Bradbury will not stand for reelection at the Company's Annual Meeting of Stockholders to be held on May 18, 1995.

     Mr. Greene's principal occupation has been that of a director and consultant to various U.S. and international businesses since 1986. He is a director of a number of mutual funds of Alliance Capital Management Corporation, Buck Engineering Company and Bank Leumi. He has been a director of the Company since January 1991.

     Ms. Holiday is an attorney. She served as White House Liaison for the Cabinet to all federal agencies during the Bush administration. Prior to that, Ms. Holiday served as General Counsel of the U.S. Treasury Department, as well as its Assistant Secretary of Treasury for Public Affairs and Public Liaison. She is a director of Amerada Hess Corporation, Bessemer Trust Company, N.A., Bessemer Trust Company of New Jersey, Hercules Incorporated and H.J. Heinz Company. She has been a director of the Company since March 16, 1995.

     Mr. Jacoby is Executive Vice President, Chief Financial Officer and a director of Stephens Group, Inc. Mr. Jacoby has held the indicated positions with Stephens Group, Inc. since 1986, and prior to that time, served as Manager of the Corporate Finance Department and Assistant to the President of Stephens Inc. Mr. Jacoby is a director of the American Classic Voyages Company, Delta and Pine Land Company, Inc., Medicus Systems, Inc. and Southwestern Life Corporation. He has been a director of the Company since February 1987.

     Dr. Lavizzo-Mourey is Director of the Institute of Aging, Chief of the Division of Geriatric Medicine and Associate Executive Vice President for health policy at the University of Pennsylvania, Ralston-Penn Center. From 1992 to 1994, Dr. Lavizzo-Mourey was in the Senior Executive Service in the Agency for Health Care Policy and Research, U.S. Public Health Service of the Department of Health and Human Services. She is a director of Medicus Systems, Inc., and has been a director of the Company since March 16, 1995.

     Mr. Menk is Chairman of Black Mountain Gas Company. He retired in 1982 as Chairman and Chief Executive Officer of International Harvester Company, the predecessor to Navistar International Corporation. He has been a director of the Company since July 1989.

     Ms. Seymann is President and Chief Executive Officer of M One, Inc., a management and information systems consulting firm specializing in the financial services industry. From 1990 to 1993, Ms. Seymann was Director and Vice Chairman of the Federal Housing Finance Board. Prior to that, she served as Managing Director of Andersen Asset Based Services, a unit of Arthur Andersen LLP. From 1986 to 1990, Ms. Seymann was Executive Vice President of Chase Bank of Arizona and served as President, Private Banking of Chase Trust Company from 1987 to 1990. She has been a director of the Company since March 16, 1995.

     Mr. Weinstein has been Managing Partner of Genesis Merchant Group, the sole General Partner of Genesis Merchant Group Securities, and its predecessor, W.I.G. Securities, since 1989, and was President of W.I.G., Inc. from 1987 to 1989. From 1982 to 1987, Mr. Weinstein was Managing Partner of Montgomery Securities. Mr. Weinstein is a director of DHL Corporation. He has been a director of the Company since March 1989.

     During 1994, there were ten meetings of the Board of Directors. Each director attended 90% or more of the meetings of the Board and committees on which he served.

     In 1994, directors, other than Mr. Banks, received a retainer fee of $22,000 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended. Mr. Banks, the current Chairman of the Board, President and Chief Executive Officer of the Company, received no additional cash compensation for serving on the Board or its committees.

     During 1993, the Retirement Plan for Outside Directors was approved and implemented whereby, upon retirement, as defined, each director is eligible to receive an amount equal to the annual retainer fee for each year of service on the Board up to a maximum of ten years, with no survivor benefits. These benefits are paid on a monthly basis beginning on the date of retirement. The Company paid $18,000 under such plan during the year ended December 31, 1994.

     During 1994, the Company's Nonemployee Directors' Stock Option Plan (the "Nonemployee Directors' Plan") was approved. Such plan became effective June 1, 1994 and will remain in effect until May 31, 2004, subject to earlier termination by the Board of Directors. There are 200,000 shares of the Company's $.10 par value common stock ("Common Stock") authorized for issuance, subject to certain adjustments, under the Nonemployee Directors' Plan. The Nonemployee Directors' Plan provides that 2,500 nonqualified stock options be granted to each nonemployee director on June 1 of each year until the plan is terminated, subject to the availability of shares. The first of such grants was made June 1, 1994 to each of the six nonemployee directors. Such nonqualified stock options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire ten years after date of grant.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to the Company's statement of operations for the year ended December 31, 1994 related to this plan was approximately $1,790,000. At December 31, 1994, there were approximately 5,800 participants in the plan.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York and Pacific Stock Exchanges. The table below sets forth, for the periods indicated, the range of high and low sales prices of the Common Stock as reported on the New York Stock Exchange composite tape.

                                                                        PRICES
                                                                   -----------------
                                                                   HIGH         LOW
                                                                   ----         ----
        1993
          First Quarter.......................................... $14 3/4      $ 9 1/2
          Second Quarter.........................................  12 7/8       10 3/8
          Third Quarter..........................................  13 3/8        9 1/4
          Fourth Quarter.........................................  13 3/4       10
        1994
          First Quarter.......................................... $16 1/8      $12 3/8
          Second Quarter.........................................  14 1/4       12 1/8
          Third Quarter..........................................  15 5/8       11 3/4
          Fourth Quarter.........................................  15 7/8       13 3/4
        1995
          First Quarter (through March 20)....................... $14 3/4      $12 1/2

     The Company is subject to certain restrictions under its banking arrangements related to the payment of cash dividends on its Common Stock. During 1994 and 1993, no cash dividends were paid on the Company's Common Stock and no future dividends are currently planned.

     At March 20, 1995, there were 7,738 record holders of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                    AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                       1994           1993           1992           1991           1990
                                                    -----------    -----------    -----------    -----------    -----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues............................. $ 2,969,239    $ 2,884,451    $ 2,607,756    $ 2,308,307    $ 2,117,868
Interest income....................................      14,578         15,269         14,502         20,048         24,455
                                                    -----------    -----------    -----------    -----------    -----------
    Total revenues.................................   2,983,817      2,899,720      2,622,258      2,328,355      2,142,323
Costs and expenses:
  Operating and administrative:
    Wages and related..............................   1,600,580      1,593,410      1,486,191      1,358,639      1,258,758
    Other..........................................   1,114,916      1,069,536        921,750        770,748        712,586
  Interest.........................................      64,792         66,196         70,943         79,243         86,991
  Depreciation and amortization....................      88,734         82,938         80,226         78,057         63,566
  Restructuring costs..............................          --             --         57,000             --             --
                                                    -----------    -----------    -----------    -----------    -----------
    Total costs and expenses.......................   2,869,022      2,812,080      2,616,110      2,286,687      2,121,901
                                                    -----------    -----------    -----------    -----------    -----------
Income before provision for income taxes,
  extraordinary charge and cumulative effect of
  change in accounting for income taxes............     114,795         87,640          6,148         41,668         20,422
Provision for income taxes.........................      37,882         29,684          4,203         12,430          7,279
                                                    -----------    -----------    -----------    -----------    -----------
Income before extraordinary charge and cumulative
  effect of change in accounting for income
  taxes............................................      76,913         57,956          1,945         29,238         13,143
Extraordinary charge, net of income taxes of $1,188
  in 1994, $1,155 in 1993 and $5,415 in 1992.......      (2,412)        (2,345)        (8,835)            --             --
Cumulative effect of change in accounting for
  income taxes.....................................          --             --         (5,454)            --             --
                                                    -----------    -----------    -----------    -----------    -----------
Net income (loss).................................. $    74,501    $    55,611    $   (12,344)   $    29,238    $    13,143
                                                     ==========     ==========     ==========     ==========     ==========
Net income (loss) applicable to common shares...... $    66,251    $    31,173    $   (13,344)   $    29,238    $    12,143
                                                     ==========     ==========     ==========     ==========     ==========
Income (loss) per share of common stock:
  Before redemption premium on Series A preferred
    stock, extraordinary charge and cumulative
    effect of change in accounting for income
    taxes.......................................... $       .79    $       .66    $       .01    $       .36    $       .18
  Redemption premium on Series A preferred stock...          --           (.25)            --             --             --
                                                    -----------    -----------    -----------    -----------    -----------
  Before extraordinary charge and cumulative effect
    of
    change in accounting for income taxes..........         .79            .41            .01            .36            .18
  Extraordinary charge.............................        (.03)          (.03)          (.11)            --             --
  Cumulative effect of change in accounting for
    income taxes...................................          --             --           (.07)            --             --
                                                    -----------    -----------    -----------    -----------    -----------
  Net income (loss)................................ $       .76    $       .38    $      (.17)   $       .36    $       .18
                                                     ==========     ==========     ==========     ==========     ==========
Shares used to compute per share amounts...........  87,087,000     81,207,000     77,685,000     81,218,000     66,151,000

CONSOLIDATED BALANCE SHEET DATA:
Total assets....................................... $ 2,322,578    $ 2,000,804    $ 1,859,361    $ 1,677,851    $ 1,625,781
Current portion of long-term obligations........... $    60,199    $    43,125    $    30,466    $    35,846    $    50,918
Long-term obligations, excluding current portion... $   918,018    $   706,917    $   712,896    $   629,245    $   694,689
Stockholders' equity............................... $   827,244    $   742,862    $   593,505    $   600,443    $   499,490

OTHER DATA:
Patient days.......................................  26,766,000     29,041,000     29,341,000     29,334,000     30,139,000
Average occupancy percentage.......................        88.5%          88.5%          88.4%          88.1%          87.3%
Number of nursing home beds........................      78,058         85,001         89,298         90,228         91,414
Number of employees................................      82,000         89,000         93,000         93,000         92,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OPERATING RESULTS

  1994 Compared to 1993

     Net income was $74,501,000 for the year ended December 31, 1994, as compared to net income of $55,611,000, as restated per discussion below, for the same period in 1993. Net income for 1994 includes a $2,412,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized deferred financing costs related to the refinancings of the Company's Commercial Paper Program and Morgan Credit Agreement, as well as certain bond refundings. Net income for 1993 includes a $2,345,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized deferred financing costs associated with certain debt that was repaid or refinanced in 1993. During the third quarter of 1994, the Company completed the merger of American Transitional Hospitals, Inc. ("ATH") in exchange for 2,400,000 shares of Common Stock. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated ("as restated") to reflect ATH's financial position, results of operations and cash flows for each period prior to the merger. The merger of ATH was not material to the Company's financial position or results of operations.

     The Company's annual effective tax rate was 33% for the year ended December 31, 1994, compared to 34%, as restated, for the same period in 1993. The 1994 and 1993 annual effective tax rates were lower than the statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. The Company expects its annual effective tax rate for 1995 to increase to approximately 38% due to the utilization of a substantial portion of certain tax credit carryforwards in 1994 and prior years.

     Net operating revenues and operating and administrative costs increased approximately $84,800,000 and $52,600,000, respectively, for the year ended December 31, 1994, as compared to the same period in 1993. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the years ended December 31, 1994 and 1993 ("same facility operations") of approximately $215,200,000 and $176,900,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $34,800,000 and $35,200,000, respectively, related to the operations of ATH, the acquisition of three nursing facilities in 1993 and the acquisitions of Insta-Care and Synetic in 1994; and decreases in net operating revenues and operating and administrative costs of approximately $165,200,000 and $159,500,000, respectively, due to the disposition of, or lease terminations on, 77 facilities in 1994 and 43 facilities in 1993.

     The increase in net operating revenues for same facility operations for the year ended December 31, 1994, as compared to the same period in 1993, was due to the following: approximately $114,100,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $95,800,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $7,600,000 due to a shift in the Company's patient mix to a higher Medicare census; and approximately $21,000,000 due primarily to an increase in pharmacy-related revenues and various other items. The Company's Medicare, private and Medicaid census for same facility operations was 12%, 19%, and 68%, respectively, for the year ended December 31, 1994, as compared to 11%, 19%, and 69%, respectively, for the same period in 1993. These increases in net operating revenues were partially offset by approximately $23,300,000 due to a decrease in same facility occupancy to 89.2% for the year ended December 31, 1994, as compared to 90.2% for the same period in 1993.

     The increase in operating and administrative costs for same facility operations for the year ended December 31, 1994, as compared to the same period in 1993, was due to the following: approximately $88,700,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services, and increased staffing levels in the Company's nursing facilities to cover higher acuity patients; approximately $62,400,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's Medicare and private-pay patients; approximately $5,200,000 due primarily to an increase in supplies purchased to meet the needs of the Company's higher acuity patients; and approximately $20,600,000 due primarily to increases in pharmacy-related costs and various other items.

     Ancillary revenues are derived from providing services to residents beyond room, board and custodial care. These services include occupational, physical, speech, respiratory and IV therapy, as well as sales of pharmaceuticals and other services. The Company's overall ancillary revenues for the year ended December 31, 1994 were $728,408,000 and represented 24.5% of net operating revenues, as compared to $618,804,000 of ancillary revenues for the same period in 1993 which represented 21.5% of 1993 net operating revenues. Although the Company is pursuing further growth of ancillary revenues through expansion of specialty services, such as rehabilitation and sales of pharmaceuticals, there can be no assurance that such growth will continue. Growth in ancillary revenues, as well as increases in Medicare census, have also resulted in higher costs for the Company due to the higher acuity services being provided to these patients. The Company's overall ancillary costs (excluding wages and related expenses) were $384,480,000 for the year ended December 31, 1994, compared to $347,951,000 for the same period in 1993.

     Interest expense for the year ended December 31, 1994 decreased approximately $1,400,000 as compared to the same period in 1993 primarily due to the following: repayment of approximately $45,000,000 of debt in 1993 with a portion of the proceeds from issuance of the Series B preferred stock and the conversion of approximately $46,000,000 in principal amount of the Company's 9% convertible subordinated debentures into shares of Common Stock in 1993, net of additional interest related to the issuance or assumption of approximately $243,000,000 of long-term obligations during 1994 in conjunction with certain acquisitions. Depreciation and amortization expense for the year ended December 31, 1994 increased approximately $5,800,000 as compared to the same period in 1993 primarily due to acquisitions, the opening of newly constructed facilities and over $100,000,000 of capital additions and improvements, partially offset by a decrease due to the disposition of or lease terminations on certain facilities.

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

     Health care system reform continues to be a high priority for the federal and certain state governments. Although no comprehensive health care reform legislation has been implemented, the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the health care delivery system. Pressures to contain costs and cover a larger percentage of the population have heightened public awareness and scrutiny over the health care market. Reform proposals still under consideration include insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single governmental health insurance plan that would cover all citizens. These proposals, as well as industry and other groups' recommendations, will likely impact the form and content of any future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted and their impact on the Company. There can be no assurance that any health care reform or other changes within the health care market will not adversely affect the Company's future financial position, results of operations or cash flows.

     The Company does not provide significant postemployment health care, life insurance or other benefits to employees. Accordingly, implementation of the requirements of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," during 1994 did not materially impact the Company's consolidated financial position or results of operations. On an ongoing basis, the Company reviews the carrying value of its notes receivable in light of any events or circumstances that indicate they may be impaired and makes adjustments to the allowance for doubtful notes as deemed necessary. Therefore, the Company does not expect the requirements of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," to materially impact the Company's consolidated financial position or results of operations when implemented in 1995.

  1993 Compared to 1992

     Net income was $55,611,000, as restated, for the year ended December 31, 1993, compared to a net loss of $12,344,000, as restated, for the same period in 1992. Income before income taxes and extraordinary charge for 1993 was $87,640,000, as restated, compared to income before income taxes, extraordinary charge and cumulative effect of a change in accounting for income taxes in 1992 of $6,148,000, as restated. The results for 1992 included a $57,000,000 pre-tax restructuring charge, discussed below.

     During 1993, the Company recorded a $2,345,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized deferred financing costs associated with certain debt that was repaid with a portion of the net proceeds from issuance of the Series B preferred stock, as well as certain bond refundings. During 1992, the Company recorded $8,835,000 of extraordinary charges, net of income taxes, related to the acceleration of unamortized deferred financing costs associated with the repayment of certain debt. In addition, during 1992, the Company adopted Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes," which resulted in the recording of a $5,454,000 cumulative effect adjustment.

     During 1992, the Company recognized a $57,000,000 pre-tax restructuring charge related to a program to discontinue the Company's operation of 33 nursing facilities with historically poor financial performance, and to replace, relocate or sell certain other assets (the "1992 restructuring program"). The $57,000,000 pre-tax restructuring charge was comprised of the following:
$28,000,000 related to the anticipated loss on disposal of 33 nursing facilities; $12,200,000 related to operating losses on such 33 nursing facilities during the anticipated one-year disposal period; $6,500,000 write-down to net realizable value of four facilities expected to be replaced; $3,000,000 write-down of corporate headquarters; and $7,300,000 related to relocation, severance and other costs associated with the centralization of the Company's accounting, finance and management information systems functions.

     The Company's annual effective tax rate was 34% for the year ended December 31, 1993, as restated, compared to 68%, as restated, for the same period in 1992. The higher annual effective tax rate in 1992 resulted from the $57,000,000 pre-tax charge mentioned above which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate. In addition, the 1993 annual effective tax rate was lower than the statutory rate primarily due to the utilization of certain tax credit carryforwards.

     Net operating revenues and operating and administrative costs increased approximately $276,700,000 and $255,000,000, respectively, for the year ended December 31, 1993, as compared to the same period in 1992. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the years ended December 31, 1993 and 1992 ("same facility operations") of approximately $265,700,000 and $261,700,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $74,100,000 and $66,900,000, respectively, related to ATH operations and the acquisition of 14 facilities in 1993 and 16 facilities in 1992; and decreases in net operating revenues and operating and administrative costs of approximately $63,100,000 and $73,600,000, respectively, due to the disposition of, or lease terminations on, 43 facilities in 1993 and 23 facilities in 1992.

     The increase in net operating revenues for same facility operations for the year ended December 31, 1993, as compared to the same period in 1992, was due to the following: approximately $143,200,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's private and Medicare patients; approximately $103,200,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $12,900,000 due to an improvement in the Company's patient mix; and approximately $11,900,000 due to increases in pharmacy-related revenues and various other items. The Company's Medicare, private and Medicaid census for same facility operations was 11%, 19%, and 69%, respectively, for the year ended December 31, 1993, compared to 10%, 19%, and 70%, respectively, for the same period in 1992. These increases in net operating revenues were partially offset by approximately $5,500,000 due to one less calendar day during 1993, as compared to 1992.

     The increase in operating and administrative costs for same facility operations for the year ended December 31, 1993, as compared to the same period in 1992, was due to the following: approximately $106,700,000 due to increased wages and related expenses principally due to higher wages and greater benefits intended to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $117,100,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's private and Medicare patients; approximately $15,100,000 due to an increase in the provision for reserves on patient, notes and other receivables primarily as a result of an increase in the Company's private and Medicare revenues, as well as reductions in the provision for doubtful notes in 1992, which did not recur in 1993; approximately $5,300,000 due to increases in supplies and other variable costs required to meet the needs of the Company's higher acuity patients; and approximately $17,500,000 due primarily to increases in pharmacy-related costs and various other items.

     The Company's overall ancillary revenues for the year ended December 31, 1993, were $618,804,000, as restated, and represented 21.5% of net operating revenues, as compared to $458,281,000, as restated, of ancillary revenues for the same period in 1992 which represented 17.6% of 1992 net operating revenues. The Company's overall ancillary costs, excluding wages and related expenses, were $347,951,000, as restated, for the year ended December 31, 1993, compared to $249,509,000, as restated, for the same period in 1992.

     Although there was no significant overall fluctuation in interest income in 1993 as compared to 1992, several offsetting items influenced the amounts. Interest income for the year ended December 31, 1993 increased approximately $800,000 primarily due to interest earned on $100,000,000 of the net proceeds from issuance of the Series B preferred stock, which was significantly offset by lower investment yield rates and a decrease in the Company's notes receivable. Interest expense decreased approximately $4,700,000 primarily due to the repayment of approximately $45,000,000 of debt with a portion of the net proceeds from issuance of the Series B preferred stock, the conversion of approximately $46,000,000 in principal amount of the Company's 9% Debentures into common stock and a reduction in deferred financing costs associated with the repayment of certain debt. Depreciation and amortization expense for the year ended December 31, 1993 increased approximately $2,700,000 as compared to the same period in 1992 primarily due to the acquisition of facilities and over $80,000,000 of capital additions and improvements in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994, the Company had approximately $67,964,000 in cash and cash equivalents and net working capital of approximately $242,712,000. The Company anticipates that approximately $32,709,000 of its existing cash at December 31, 1994, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $103,000,000 of unused commitments under its Revolver/LOC Facility (as defined herein) as of December 31, 1994.

     Net cash provided by operating activities for the year ended December 31, 1994 decreased approximately $34,769,000 to $94,220,000 as compared to $128,989,000 for 1993, primarily due to an increase in accounts receivable -- patient. This increase was primarily the result of an increase in Medicare census and changes in certain Medicare billing requirements which lengthened the billing period for such receivables by 30 days or more. Net cash used for investing activities was approximately $317,553,000 and net cash provided by financing activities was approximately $214,239,000 for the year ended December 31, 1994. The Company primarily used cash generated from operations to fund capital expenditures and construction totaling approximately $108,653,000. The Company received cash proceeds of approximately $71,000,000 from the sale or sublease of 58 nursing facilities in Texas, $12,000,000 from the exercise of an option for 1,000,000 shares of Common Stock at $12 per share, and approximately $309,308,000 from the issuance of long-term obligations. Such proceeds were primarily used to repay approximately $98,340,000 of long-term obligations and to fund acquisitions of approximately $267,227,000. In April 1994, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register the 1,000,000 shares of Common Stock issued under the exercise of the option. Such registration did not result in any additional proceeds to the Company.

     In December 1994, the Company entered into an agreement to acquire Pharmacy Management Services, Inc. ("PMSI") in exchange for shares of Common Stock. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. On February 13, 1995, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register 14,959,209 shares of Common Stock, all or a portion of which will be used for such acquisition. The Company anticipates that the acquisition will be accounted for as a pooling of interests. The transaction is subject to the satisfaction of certain conditions, including receipt of PMSI stockholder approval.

     In November 1994, Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, completed the previously announced purchase of Insta-Care Holdings, Inc., ("Insta-Care") for cash of approximately $112,000,000, as well as other costs incurred totaling approximately $6,000,000. Insta-Care provides pharmaceutical dispensing services in six states to approximately 65,000 patients in nursing homes and correctional facilities. In December 1994, PCA completed the previously announced purchase of three institutional pharmacy subsidiaries of Synetic, Inc., ("Synetic") for cash of approximately $107,300,000, as well as other costs incurred totaling approximately $5,700,000. The Synetic businesses provide pharmaceutical dispensing services in New England and Indiana to approximately 45,000 patients in various institutions, including nursing homes, transitional care facilities, correctional facilities and group homes.

     In December 1994, the Company replaced its commercial paper program with $50,000,000 of medium term notes (the "Medium Term Notes"). The Medium Term Notes bear interest at adjusted LIBOR, as defined, plus .35%. The Medium Term Notes are secured by eligible receivables of selected nursing facilities which are sold to Beverly Funding Corporation ("Beverly Funding"), a wholly-owned subsidiary of the Company.

     In November 1994, the Company executed a $375,000,000 Credit Agreement (the "1994 Credit Agreement") which provides for a $225,000,000 Term Loan (the "1994 Term Loan") and a $150,000,000 Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). The proceeds from the 1994 Term Loan were used to consummate the pharmacy acquisitions discussed above. The Revolver/LOC Facility replaced the Company's revolving credit facility and letter of credit facility originally entered into in 1993. Currently, the 1994 Term Loan and any Revolver borrowings bear interest at adjusted LIBOR plus 1%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus 1 1/8%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The 1994 Term Loan requires quarterly principal and interest payments through October 1999.

     In September 1994, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Plan"). The Plan provides for the distribution of one Common Stock Purchase Right (the "Rights") for each share of Common Stock outstanding at the close of business on November 2, 1994. Under certain circumstances, the Rights become exercisable to purchase shares of Common Stock, or securities of an acquiring entity, at one-half of market value. The Rights are designed to protect stockholders in the event of an unsolicited attempt to acquire the Company and to deal with the possibility of unilateral actions by hostile acquirors. These Rights are redeemable at the option of the Company at $.01 per Right. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

     In May 1994, the Company entered into a $25,000,000 promissory note which bears interest at the rate of 7 3/4% per annum (the "7 3/4% Note"), the proceeds from which were used to repay higher interest rate debt. The 7 3/4% Note is due in equal quarterly installments of approximately $708,000, including principal and interest with a balloon payment due in June 2001. In addition, the Company has amended certain of its credit agreements in 1994 to change various restrictive covenants, release certain collateral and adjust the interest rate calculations.

     In 1993, the Company registered with the Securities and Exchange Commission $100,000,000 aggregate principal amount of certain debt securities ("Debt Securities"), which are to be offered from time to time as separate series in amounts, at prices and on terms to be determined at the time of sale. During 1993, the Company issued $20,000,000 of 8 3/4% First Mortgage Bonds, $30,000,000 of 8 5/8% First Mortgage Bonds and $25,000,000 of 8 3/4% Notes under such registration. As of December 31, 1994, $25,000,000 of aggregate principal amount of Debt Securities under such registration remained unissued.

     Also during 1993, the Company completed the sale of 3,000,000 shares of $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Series B preferred stock") through a public offering. On January 3, 1994, the Company used approximately $100,000,000 of the net proceeds from such offering to redeem all of the Company's cumulative convertible preferred stock (the "Series A preferred stock"). The Series A preferred stock dividend rate was scheduled to increase from 1% to 10% on January 1, 1994.

     The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of Debt Securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $60,199,000, to make normal recurring capital additions and improvements for the twelve months ending December 31, 1995 of approximately $118,000,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   20
Consolidated Balance Sheets...........................................................   21
Consolidated Statements of Operations.................................................   22
Consolidated Statements of Stockholders' Equity.......................................   23
Consolidated Statements of Cash Flows.................................................   24
Notes to Consolidated Financial Statements............................................   25
Supplementary Data (Unaudited) -- Quarterly Financial Data............................   41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 7 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes.

                                                               ERNST & YOUNG LLP

Little Rock, Arkansas
February 3, 1995

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                      ----------     ----------
Current assets:
  Cash and cash equivalents.......................................    $   67,964     $   77,058
  Accounts receivable -- patient, less allowance for doubtful accounts:
     1994 -- $28,293; 1993 -- $19,999.............................       438,743        341,151
  Accounts receivable -- nonpatient, less allowance for doubtful accounts:
     1994 -- $302; 1993 -- $343...................................        10,896          6,366
  Notes receivable................................................         5,028          4,617
  Operating supplies..............................................        60,243         63,009
  Deferred income taxes...........................................        35,098         27,050
  Prepaid expenses and other......................................        34,365         34,997
                                                                      ----------     ----------
     Total current assets.........................................       652,337        554,248
Property and equipment, net.......................................     1,200,623      1,154,478
Other assets:
  Notes receivable, less allowance for doubtful notes:
     1994 -- $6,429; 1993 -- $10,440..............................        41,677         41,689
  Designated and restricted funds.................................        41,939         44,948
  Goodwill, net...................................................       245,990         72,209
  Operating and leasehold rights and licenses, net................        23,336         25,819
  Other, net......................................................       116,676        107,413
                                                                      ----------     ----------
     Total other assets...........................................       469,618        292,078
                                                                      ----------     ----------
                                                                      $2,322,578     $2,000,804
                                                                       =========      =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................    $  117,001     $  120,076
  Accrued wages and related liabilities...........................       132,066        127,251
  Accrued interest................................................        10,828          9,519
  Accrued restructuring costs.....................................            --         34,310
  Other accrued liabilities.......................................        85,110         64,923
  Current portion of long-term obligations........................        60,199         43,125
  Income taxes payable............................................         4,421            625
                                                                      ----------     ----------
     Total current liabilities....................................       409,625        399,829
Long-term obligations.............................................       918,018        706,917
Deferred income taxes payable.....................................        81,117         72,765
Other liabilities and deferred items..............................        86,574         78,431
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
     Series B, shares issued and outstanding: 3,000,000...........       150,000        150,000
     Series A, shares issued and outstanding: 999,999.............            --        100,000
     Funds designated for the redemption of Series A preferred
      stock.......................................................            --       (100,000)
  Common stock, shares issued: 1994 -- 89,620,822;
     1993 -- 88,245,400...........................................         8,962          8,825
  Additional paid-in capital......................................       609,762        590,909
  Retained earnings...............................................        98,655         33,263
  Treasury stock, at cost: 3,972,208 shares.......................       (40,135)       (40,135)
                                                                      ----------     ----------
     Total stockholders' equity...................................       827,244        742,862
                                                                      ----------     ----------
                                                                      $2,322,578     $2,000,804
                                                                       =========      =========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1994          1993          1992
                                                         ---------     ---------     ---------
Net operating revenues................................. $2,969,239    $2,884,451    $2,607,756
Interest income........................................     14,578        15,269        14,502
                                                         ---------     ---------     ---------
          Total revenues...............................  2,983,817     2,899,720     2,622,258
Costs and expenses:
  Operating and administrative:
     Wages and related.................................  1,600,580     1,593,410     1,486,191
     Other.............................................  1,114,916     1,069,536       921,750
  Interest.............................................     64,792        66,196        70,943
  Depreciation and amortization........................     88,734        82,938        80,226
  Restructuring costs..................................         --            --        57,000
                                                         ---------     ---------     ---------
          Total costs and expenses.....................  2,869,022     2,812,080     2,616,110
                                                         ---------     ---------     ---------
Income before provision for income taxes, extraordinary
  charge and cumulative effect of change in accounting
  for income taxes.....................................    114,795        87,640         6,148
Provision for income taxes.............................     37,882        29,684         4,203
                                                         ---------     ---------     ---------
Income before extraordinary charge and cumulative
  effect of change in accounting for income taxes......     76,913        57,956         1,945
Extraordinary charge, net of income taxes of $1,188 in
  1994, $1,155 in 1993 and $5,415 in 1992..............     (2,412)       (2,345)       (8,835)
Cumulative effect of change in accounting for income
  taxes................................................         --            --        (5,454)
                                                         ---------     ---------     ---------
Net income (loss)......................................  $  74,501     $  55,611     $ (12,344)
                                                         =========     =========     =========
Net income (loss) applicable to common shares..........  $  66,251     $  31,173     $ (13,344)
                                                         =========     =========     =========
Income (loss) per share of common stock:
  Before redemption premium on Series A preferred
     stock, extraordinary charge and cumulative effect
     of change in accounting for income taxes..........  $     .79     $     .66     $     .01
  Redemption premium on Series A preferred stock.......         --          (.25)           --
                                                         ---------     ---------     ---------
  Before extraordinary charge and cumulative effect of
     change in accounting for income taxes.............        .79           .41           .01
  Extraordinary charge.................................       (.03)         (.03)         (.11)
  Cumulative effect of change in accounting for income
     taxes.............................................         --            --          (.07)
                                                         ---------     ---------     ---------
  Net income (loss)....................................  $     .76     $     .38     $    (.17)
                                                         =========     =========     =========
Shares used to compute per share amounts...............     87,087        81,207        77,685
                                                         =========     =========     =========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                   ADDITIONAL
                                           PREFERRED      COMMON    PAID-IN     RETAINED   TREASURY
                                             STOCK        STOCK     CAPITAL     EARNINGS    STOCK       TOTAL
                                           ---------      ------   ----------   --------   --------   ---------
Balances at December 31, 1991............  $  80,000      $8,001    $ 534,657   $ 17,920   $(40,135)  $ 600,443(1)
  Employee stock transactions, net.......         --          70        5,696         --         --       5,766
  Preferred stock dividends..............         --         --            --     (1,000)        --      (1,000)
  Issuance of ATH preferred stock(1).....         --         --           640         --         --         640
  Accretion of amounts due upon
     redemption of ATH preferred
     stock(1)............................         --         --           584       (584)        --          --
  Net loss...............................         --         --            --    (12,344)        --     (12,344)
                                           ---------      ------   ----------   --------   --------   ---------
Balances at December 31, 1992............     80,000      8,071       541,577      3,992    (40,135)    593,505
  Issuance of 3,000,000 shares of Series
     B preferred stock...................    150,000         --        (5,500)        --         --     144,500
  Funds designated for the redemption of
     Series A preferred stock............   (100,000)        --            --         --         --    (100,000)
  Redemption premium on Series A
     preferred stock.....................     20,000         --            --    (20,000)        --          --
  Conversion of 9% Debentures into common
     stock...............................         --        713        43,770         --         --      44,483
  Employee stock transactions, net.......         --         41         3,441         --         --       3,482
  Preferred stock dividends..............         --         --            --     (5,125)        --      (5,125)
  Issuance of ATH preferred stock(1).....         --         --         6,406         --         --       6,406
  Accretion of amounts due upon
     redemption of ATH preferred stock
     (1).................................         --         --         1,218     (1,218)        --          --
  Cancellation of ATH preferred stock
     (1).................................         --         --            (3)         3         --          --
  Net income.............................         --         --            --     55,611         --      55,611
                                           ---------      ------   ----------   --------   --------   ---------
Balances at December 31, 1993............    150,000      8,825       590,909     33,263    (40,135)    742,862
  Exercise of stock option grant.........         --        100        11,900         --         --      12,000
  Employee stock transactions, net.......         --         37         4,830         --         --       4,867
  Preferred stock dividends..............         --         --            --     (8,250)        --      (8,250)
  Issuance of ATH preferred stock(1).....         --         --         1,264         --         --       1,264
  Accretion of amounts due upon
     redemption of ATH preferred
     stock(1)............................         --         --           859       (859)        --          --
  Net income.............................         --         --            --     74,501         --      74,501
                                           ---------      ------   ----------   --------   --------   ---------
Balances at December 31, 1994............  $ 150,000      $8,962    $ 609,762   $ 98,655   $(40,135)  $ 827,244
                                           =========      ======     ========   ========   ========   =========

---------------

(1) Amounts were recorded by ATH prior to its merger with the Company in September 1994. Total stockholders' equity at December 31, 1991 increased $1,334,000 due to the restatement for ATH.

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1993         1992
                                                             ---------    ---------    --------
Cash flows from operating activities:
  Net income (loss)......................................... $  74,501    $  55,611    $(12,344)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    88,734       82,938      80,226
     Provision for reserves and discounts on patient, notes
       and
       other receivables, net...............................    14,107       21,363       4,446
     Amortization of deferred financing costs...............     4,241        3,743       8,226
     Extraordinary charge...................................     3,600        3,500      14,250
     (Gains) losses on dispositions of facilities and other
       assets, net..........................................    (9,749)      (3,667)        794
     Deferred taxes, including cumulative effect of a change
       in accounting for income taxes.......................    (2,031)       4,708     (14,674)
     Net increase (decrease) in insurance reserves..........     8,342       (3,037)      4,398
     Restructuring costs....................................        --           --      57,000
     Changes in operating assets and liabilities, net of
       acquisitions
       and dispositions:
       Accounts receivable -- patient.......................   (76,320)     (40,695)    (74,360)
       Operating supplies...................................    (2,777)         847       2,719
       Prepaid expenses and other receivables...............     1,597        5,357      (2,820)
       Accounts payable and other accrued expenses..........    (2,809)       6,866      42,703
       Income taxes payable.................................     7,332          366      (8,119)
       Other, net...........................................   (14,548)      (8,911)     (4,026)
                                                             ---------    ---------    --------
          Total adjustments.................................    19,719       73,378     110,763
                                                             ---------    ---------    --------
          Net cash provided by operating activities.........    94,220      128,989      98,419
Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired...........  (267,227)     (49,973)    (49,694)
  Proceeds from dispositions of facilities and other
     assets.................................................    77,211        9,952      10,087
  Payments on notes receivable..............................     7,966        6,604      10,308
  Capital expenditures......................................  (103,343)     (84,173)    (68,597)
  Construction in progress, net.............................    (5,310)     (11,369)     (9,211)
  Other, net................................................   (26,850)     (18,167)    (15,566)
                                                             ---------    ---------    --------
          Net cash used for investing activities............  (317,553)    (147,126)   (122,673)
Cash flows from financing activities:
  Proceeds from issuance of long-term obligations...........   309,308      100,541     151,196
  Repayments of long-term obligations.......................   (98,340)    (101,016)   (106,980)
  Proceeds from issuance of Series B preferred stock, net...        --      144,500          --
  Funds designated for the redemption of Series A preferred
     stock..................................................        --     (100,000)         --
  Deferred financing costs..................................    (7,653)     (10,290)    (10,286)
  Dividends paid on preferred stock.........................    (8,250)      (3,063)     (1,000)
  Proceeds from exercise of stock options...................    14,509        2,537       3,558
  Proceeds from issuance of ATH preferred stock.............     1,264        6,406          --
  Proceeds from designated funds, net.......................     3,401        4,546         972
                                                             ---------    ---------    --------
          Net cash provided by financing activities.........   214,239       44,161      37,460
                                                             ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents........    (9,094)      26,024      13,206
Cash and cash equivalents at beginning of year..............    77,058       51,034      37,828
                                                             ---------    ---------    --------
Cash and cash equivalents at end of year.................... $  67,964    $  77,058    $ 51,034
                                                             =========    =========    ========
Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest (net of amount capitalized)................... $  59,242    $  64,035    $ 63,659
     Income taxes (net of refunds)..........................    31,501       17,226      32,233

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries. The Company provides long-term health care including the operation of nursing facilities, sub-acute and acute long-term transitional hospitals, pharmacies, retirement living projects and home health care centers. The consolidated financial statements of the Company include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

  Intangible Assets

     Operating and leasehold rights and licenses (stated at cost less accumulated amortization of $21,899,000 in 1994 and $23,059,000 in 1993) are being amortized over the lives of the related assets (principally 40 years) and leases (principally 10 to 15 years), using the straight-line method. Goodwill (stated at cost less accumulated amortization of $24,171,000 in 1994 and $21,183,000 in 1993) is being amortized over 40 years or, if applicable, the life of the lease using the straight-line method.

     On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. As of December 31, 1994, the Company does not believe there is any indication that the carrying value or the amortization period of its intangibles needs to be adjusted.

  Insurance

     The Company insures general liability and workers' compensation risks, in most states, through insurance policies with third parties, some of which may be subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd., a wholly-owned subsidiary of Beverly California Corporation, which is a wholly-owned subsidiary of the Company. The liabilities for estimated incurred losses not covered by third party insurance are discounted at 10% in 1994 and 1993 to their present value based on expected loss payment patterns determined by independent actuaries. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                                       1994         1993
                                                                     --------     --------
    Accrued wages and related liabilities..........................  $ 33,111     $ 31,665
    Other accrued liabilities......................................     8,324        5,152
    Other liabilities and deferred items...........................    75,370       65,387
                                                                     --------     --------
                                                                     $116,805     $102,204
                                                                     ========     ========

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     On an undiscounted basis, the total insurance liabilities as of December 31, 1994 and 1993 were $146,830,000 and $132,333,000, respectively. As of
December 31, 1994, the Company has deposited approximately $50,092,000 in funds (the "Beverly Indemnity funds") that are restricted for the payment of insured claims. In addition, the Company anticipates that approximately $32,709,000 of its existing cash at December 31, 1994, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes.

  Revenues

     The Company's revenues are derived primarily from providing long-term health care services. Approximately 80% of the Company's net operating revenues for 1994, 1993 and 1992 were derived from funds under federal and state medical assistance programs, and approximately 78%, 83% and 82% of the Company's net patient accounts receivable at December 31, 1994, 1993 and 1992, respectively, are due from such programs. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement.

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

  Earnings per Share

     Net income (loss) applicable to common shares is computed by deducting preferred stock dividends (including the $20,000,000 redemption premium on the Series A preferred stock in 1993, as discussed below) from net income (loss), when dilutive. Earnings per share for the years ended December 31, 1994, 1993 and 1992 were computed by dividing net income (loss) applicable to common shares by the weighted average number of shares of Common Stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. During the year ended December 31, 1993, the Company charged retained earnings for the $20,000,000 excess (the "redemption premium") to be paid to redeem the Company's cumulative convertible preferred stock (the "Series A preferred stock") above its $80,000,000 original recorded value. Although this amount did not impact the Company's net income, for accounting purposes the $20,000,000 redemption premium was treated as a reduction to income applicable to common shares in the calculation of earnings per share for the year ended December 31, 1993.

  Other

     Prior year amounts have been restated to reflect the pooling of interests of American Transitional Hospitals, Inc. ("ATH"), as discussed in Note 2. Certain prior year amounts have been reclassified to conform with the 1994 presentation.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

2. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 1994, the Company purchased 19 previously leased nursing facilities (2,202 beds), one previously leased retirement living center (20 units), and certain other assets, for approximately $43,600,000 cash, approximately $1,000,000 issuance of debt, approximately $16,900,000 assumed and acquired debt and approximately $1,400,000 security and other deposits. Also during such period, the Company sold, subleased or terminated the leases on 77 nursing facilities (7,192 beds) (13 of such facilities were included in the 1992 restructuring program discussed below) and certain other assets for cash proceeds of approximately $80,200,000, approximately $700,000 of notes receivable and approximately $40,000 of assumed debt. The operations of these facilities were immaterial to the Company's financial position and results of operations.

     During the third quarter of 1994, the Company issued 2,400,000 shares of Common Stock for all of the outstanding stock of ATH. ATH operates licensed hospitals specializing in long-term acute care and transitional acute care to medically complex, chronically ill patients. The merger was accounted for as a pooling of interests and, accordingly the Company's consolidated financial statements have been restated to reflect ATH's financial position, results of operations and cash flows for each period prior to the merger. All transactions between the Company and ATH prior to the merger have been eliminated in the restated consolidated financial statements. The merger of ATH was not material to the Company's financial position or results of operations.

     In November 1994, Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, completed the previously announced acquisition of Insta-Care Holdings, Inc., ("Insta-Care") for cash of approximately $112,000,000, as well as other costs incurred totaling approximately $6,000,000. Insta-Care provides pharmaceutical dispensing services in six states to approximately 65,000 patients in nursing homes and correctional facilities. In December 1994, PCA completed the previously announced acquisition of three institutional pharmacy subsidiaries of Synetic, Inc., ("Synetic") for cash of approximately $107,300,000, as well as other costs incurred totaling approximately $5,700,000. The Synetic businesses provide pharmaceutical dispensing services in New England and Indiana to approximately 45,000 patients in various institutions, including nursing homes, transitional care facilities, correctional facilities and group homes. These acquisitions were accounted for as purchases.

     In December 1994, the Company entered into an agreement to acquire Pharmacy Management Services, Inc. ("PMSI") in exchange for shares of Common Stock. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. In February 1995, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to register 14,959,209 shares of Common Stock, all or a portion of which will be used for such acquisition. The Company anticipates that the acquisition will be accounted for as a pooling of interests. The transaction is subject to the satisfaction of certain conditions, including receipt of PMSI stockholder approval.

     Summarized below are the unaudited pro forma consolidated results of operations for the Company for the years ended December 31, 1994 and 1993, assuming the following transactions had occurred as of January 1, 1993: (i) the Insta-Care and Synetic acquisitions and (ii) the merger with PMSI, assuming approximately 10,300,000 shares of Common Stock were issued to effect such merger. These unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these transactions been made at January 1, 1993, or of results which may occur in the future.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

2. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

                                                        YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------
                                                      1994                    1993
                                              ---------------------   ---------------------
                                                          INSTA-CARE              INSTA-CARE
                                              INSTA-CARE  SYNETIC &   INSTA-CARE  SYNETIC &
                                              & SYNETIC     PMSI      & SYNETIC     PMSI
                                              ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Revenues................................  $3,157,966  $3,271,222  $3,083,799  $3,193,891
    Income before provision for income taxes
      and extraordinary charge..............     113,485     120,067      85,765      90,611
    Income before extraordinary charge......      76,035      80,291      56,677      59,459
    Income per share before extraordinary
      charge................................         .78         .74         .40         .38

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

     During the year ended December 31, 1993, the Company sold or terminated the leases on 40 nursing facilities (4,511 beds) (20 of such facilities were included in the 33 facilities discussed below) and three retirement living projects (230 units) (two of which were included in the 33 facilities discussed below). The Company recognized pre-tax losses of approximately $3,769,000 as a result of these dispositions, which was primarily included in the $57,000,000 pre-tax restructuring charge discussed below. In addition, the Company sold certain other assets for pre-tax gains of approximately $4,850,000. Dispositions of such facilities and other assets were consummated for approximately $9,583,000 cash and approximately $5,460,000 assumption of debt. The operations of these facilities were immaterial to the Company's financial position and results of operations.

     During the year ended December 31, 1992, the Company acquired 15 nursing facilities (1,669 beds), one retirement living project (24 units) and other assets, accounted for as purchases. The acquisitions were consummated with approximately $6,112,000 cash, approximately $25,639,000 issuance of debt, approximately $20,221,000 assumed and acquired debt and approximately $13,230,000 reduction in notes receivable, which the Company previously took as partial payment for the original sale of certain of the nursing facilities and interest receivable thereon. In addition, the Company acquired 14 nursing facilities (1,450 beds), which were previously leased by the Company, for approximately $12,809,000 cash, approximately $8,340,000 issuance of debt, approximately $11,325,000 assumed and acquired debt and approximately $841,000 of security and other deposits. In addition, the Company sold or terminated the leases on 22 nursing facilities (2,379 beds) (five of such facilities were included in the 33 facilities discussed below) and one retirement living project (77 units) (which was included in the 33 facilities discussed below) for approximately $1,282,000 cash and approximately $4,610,000 notes. The Company recognized pre-tax losses of approximately $5,394,000 as a result of these dispositions, a portion of which was included in the $57,000,000 pre-tax

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

2. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

restructuring charge discussed below. The operations of these facilities were immaterial to the Company's financial position and results of operations.

     During the year ended December 31, 1992, the Company recognized a $57,000,000 pre-tax restructuring charge related to a program to discontinue the Company's operation of 33 nursing facilities with historically poor financial performance, and to replace, relocate or sell certain other assets (the "1992 restructuring program"). The $57,000,000 pre-tax restructuring charge was comprised of the following: $28,000,000 related to the anticipated loss on disposal of 33 nursing facilities; $12,200,000 related to operating losses on such 33 nursing facilities during the anticipated one-year disposal period; $6,500,000 write-down to net realizable value of four facilities expected to be replaced; $3,000,000 write-down of corporate headquarters; and $7,300,000 related to relocation, severance and other costs associated with the centralization of the Company's accounting, finance and management information systems functions.

     The $34,310,000 balance of accrued restructuring costs remaining at December 31, 1993, the date at which the 1992 restructuring program was anticipated to be completed, was as follows: $17,510,000 related to the anticipated loss on disposal of nursing facilities; $750,000 related to operating losses on such facilities; $5,750,000 write-down to net realizable value of facilities to be replaced; $3,000,000 write-down of corporate headquarters; and $7,300,000 related to relocation, severance and other costs. The 1992 restructuring program was not completed in the anticipated one-year period due primarily to the additional time required for potential purchasers to obtain financing and regulatory approvals, and extra time management needed to ensure each transaction was carried out in the best interest of the Company.

     During 1994, the Company decided not to pursue the sale of two of the original 33 facilities and recognized a $2,400,000 credit to operations resulting from such decision. By December 31, 1994, the 1992 restructuring program was complete.

3. PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands):

                                                          TOTAL                     OWNED                   LEASED
                                                  ----------------------    ----------------------    ------------------
                                                    1994         1993         1994         1993        1994       1993
                                                  ---------    ---------    ---------    ---------    -------    -------
Land, buildings and improvements................  $1,413,359   $1,372,023   $1,355,199   $1,313,606   $58,160    $58,417
Furniture and equipment.........................     341,283      294,956      334,193      287,470     7,090      7,486
Construction in progress........................      38,139       33,103       38,139       33,103        --         --
                                                  ----------   ----------   ----------   ----------   -------    -------
                                                   1,792,781    1,700,082    1,727,531    1,634,179    65,250     65,903
Less accumulated depreciation and
  amortization..................................     592,158      545,604      550,225      506,380    41,933     39,224
                                                  ----------   ----------   ----------   ----------   -------    -------
                                                  $1,200,623   $1,154,478   $1,177,306   $1,127,799   $23,317    $26,679
                                                  ==========   ==========   ==========   ==========   =======    =======

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

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 1994, 1993 and 1992 was $77,575,000, $72,169,000
and $68,605,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

4. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31 (dollars in thousands, except per share amounts):

                                                                            1994        1993
                                                                          --------    --------
Notes and mortgages, less imputed interest: 1994 -- $371, 1993 -- $625;
  due in installments through the year 2020, at effective interest rates of 6.33% to 12.00%, a portion of which is secured by property, equipment and other assets with a net book value of $217,036 at
  December 31, 1994.....................................................  $129,805    $147,491
Industrial development revenue bonds, less imputed interest:
  1994 -- $74,
  1993 -- $239; due in installments through the year 2019, at effective interest rates of 3.28% to 11.08%, a portion of which is secured by property and other assets with a net book value of $279,933 at
  December 31, 1994.....................................................   277,762     278,794
Term Loan under the 1994 Credit Agreement due in quarterly installments
  through October 31, 1999..............................................   225,000          --
Term Loan under the Bank Credit Facility due in quarterly installments
  from June 1995 through March 24, 1999.................................    55,000      55,000
Nippon Term Loan under the Nippon Credit Agreement due in quarterly
  installments from June 1996 through March 3, 2000.....................    20,000      20,000
Senior secured notes, face amount, less unamortized discount:
  1994 -- $71, 1993 -- $106.............................................    17,679      17,644
8 3/4% First Mortgage Bonds (Series A) due July 1, 2008, secured by first mortgages on eight nursing facilities with an aggregate net book
  value of $16,789 at December 31, 1994.................................    19,922      20,000
8 5/8% First Mortgage Bonds (Series B) due October 1, 2008, secured by first mortgages on 11 nursing facilities with an aggregate net book
  value of $29,574 at December 31, 1994.................................    29,883      30,000
8 3/4% Notes due December 31, 2003, unsecured...........................    24,975      25,000
7 3/4% Note due in quarterly installments through June 1, 2001..........    24,548          --
Commercial paper, face amount less unamortized discount of $188,
  (repaid during 1994)..................................................        --      49,812
Medium Term Notes due June 15, 2000, secured by eligible receivables of
  selected nursing facilities of $72,376 at December 31, 1994...........    50,000          --
7 5/8% convertible subordinated debentures due March 15, 2003,
  convertible at $20.47 per share of Common Stock.......................    67,924      67,924
Zero coupon notes, face amount, less unamortized discount:
  1994 -- $1,316, 1993 -- $1,589; maturing July 16, 2003, anticipated to be due September 30, 1995, convertible into 13.32 shares of Common
  Stock per $1 note.....................................................     1,380       1,428
                                                                          --------    --------
                                                                           943,878     713,093
Present value of capital lease obligations, less imputed interest:
  1994 -- $1,196, 1993 -- $1,329; at effective interest rates of 7.41%
  to 13.00%.............................................................    34,339      36,949
                                                                          --------    --------
                                                                           978,217     750,042
Less amounts due within one year........................................    60,199      43,125
                                                                          --------    --------
                                                                          $918,018    $706,917
                                                                          ========    ========

     On November 1, 1994, the Company executed a $375,000,000 Credit Agreement (the "1994 Credit Agreement") which provides for a $225,000,000 Term Loan (the "1994 Term Loan") and a $150,000,000 Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). The proceeds from the 1994 Term Loan were used to consummate the pharmacy acquisitions (as discussed above). The Revolver/LOC Facility replaced the Company's revolving credit facility and letter of credit facility originally entered into in 1993. Accordingly, the Company incurred a $2,412,000 extraordinary charge, net of income taxes, in 1994 related to the acceleration of unamortized deferred financing costs associated with the 1993 revolving credit facility and letter of credit facility, as well as with the Company's commercial paper program which was replaced with

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

4. LONG-TERM OBLIGATIONS -- (CONTINUED)

Medium Term Notes, as discussed below, and certain bond refundings. Currently, the 1994 Term Loan and any Revolver borrowings bear interest at adjusted LIBOR plus 1%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus
1 1/8%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. There were no outstanding Revolver borrowings at December 31, 1994. The Company pays certain commitment fees and commissions with respect to the Revolver/LOC Facility and had approximately $103,000,000 of unused commitments under such facility at December 31, 1994. The 1994 Credit Agreement is secured by a security interest in the stock of PCA and certain of its subsidiaries and imposes on the Company certain financial tests and restrictive covenants.

     The Company executed a $100,000,000 Bank Credit Facility (the "Bank Credit Facility") during 1992, which provides for a seven-year term loan (the "Term Loan"). A portion of the net proceeds from the Preferred Stock offering (as discussed herein) was used to repay approximately $45,000,000 of the Term Loan during 1993. Accordingly, in 1993, the Company recorded a $2,345,000 extraordinary charge, net of income taxes, related to the acceleration of unamortized deferred financing costs associated with such debt, as well as certain bond refundings. Currently, the Term Loan bears interest at adjusted LIBOR plus 7/8% or the Prime Rate, as defined, at the Company's option, and requires interest-only payments through September 1996. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Bank Credit Facility is secured by a mortgage interest in 25 nursing facilities and retirement centers with a net book value totaling approximately $54,176,000 at December 31, 1994, and a security interest in certain personal property and imposes on the Company certain financial tests and restrictive covenants.

     The Nippon Credit Agreement, entered into in March 1993, provides for a seven-year term loan (the "Nippon Term Loan"). Currently, the Nippon Term Loan bears interest at adjusted LIBOR plus 7/8% or the Prime Rate, as defined, at the Company's option, and requires interest-only payments through February 1996. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Nippon Credit Agreement is secured by a mortgage interest in eight nursing facilities with a net book value totaling approximately $12,435,000 at December 31, 1994.

     As of December 31, 1994, the Company had $17,750,000 of fixed rate senior secured notes (the "Senior Secured Notes") outstanding which were previously issued in conjunction with a refinancing in 1990. The Senior Secured Notes have interest payable semi-annually at 14 1/4%, require a sinking fund payment on December 15, 1996 and mature on December 15, 1997. The Senior Secured Notes are secured by a mortgage interest in 20 nursing facilities with net book value totaling approximately $26,086,000 at December 31, 1994, and a security interest in certain personal property and impose on the Company certain financial tests and certain restrictive covenants.

     In May 1994, the Company entered into a $25,000,000 promissory note (the
"7 3/4% Note"), the proceeds from which were used to repay higher interest rate debt. The 7 3/4% Note is secured by a mortgage interest in 11 nursing facilities and one retirement center with a net book value totaling approximately $19,854,000 at December 31, 1994, and a security interest in certain personal property.

     In December 1994, the Company replaced its commercial paper program with $50,000,000 of medium term notes (the "Medium Term Notes"). The Medium Term Notes bear interest at LIBOR, as defined, plus .35%. Pursuant to the Medium Term Notes agreement, eligible receivables of selected nursing facilities are sold to Beverly Funding Corporation ("Beverly Funding"), a wholly-owned subsidiary of the Company. At December 31, 1994, Beverly Funding had total assets of approximately $83,000,000 which cannot be used to satisfy claims of the Company or any of its subsidiaries.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

4. LONG-TERM OBLIGATIONS -- (CONTINUED)

     In 1993, the Company registered with the Securities and Exchange Commission $100,000,000 aggregate principal amount of certain debt securities ("Debt Securities"), which are to be offered from time to time as separate series in amounts, at prices and on terms to be determined at the time of sale. During 1993, the Company issued $20,000,000 of 8 3/4% First Mortgage Bonds, $30,000,000 of 8 5/8% First Mortgage Bonds and $25,000,000 of 8 3/4% Notes under such registration. As of December 31, 1994, $25,000,000 of aggregate principal amount of Debt Securities under such registration remained unissued.

     Maturities and sinking fund requirements of long-term obligations, including capital leases, for the years ending December 31 are as follows (in thousands):

                                                   1995       1996       1997       1998       1999     THEREAFTER    TOTAL
                                                  -------   --------   --------   --------   --------   ----------   --------
Future minimum lease payments...................  $ 6,996   $  6,183   $  5,567   $  5,016   $  4,344    $ 35,104    $ 63,210
Less interest...................................    3,303      2,996      2,684      2,397      2,128      15,363      28,871
                                                  -------   --------   --------   --------   --------   ----------   --------
Net present value of future minimum lease
  payments......................................    3,693      3,187      2,883      2,619      2,216      19,741      34,339
Notes, mortgages, bonds and debentures..........   56,506    107,700    116,593    128,693     98,612     435,774     943,878
                                                  -------   --------   --------   --------   --------   ----------   --------
                                                  $60,199   $110,887   $119,476   $131,312   $100,828    $455,515    $978,217
                                                  =======   ========   ========   ========   ========   =========    ========

     Many of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.

     The industrial development revenue bonds were originally issued prior to 1985 primarily for the construction or acquisition of nursing facilities. Bond reserve funds are included in designated funds. These funds are invested primarily in certificates of deposit and in United States government securities and are carried at cost, which approximates market value. Net capitalized interest relating to construction was not material in 1994, 1993 or 1992.

5. COMMITMENTS AND CONTINGENCIES

     The future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1994, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
   1995.............................................................    $ 88,299
   1996.............................................................      77,077
   1997.............................................................      60,975
   1998.............................................................      48,451
   1999.............................................................      35,284
   Thereafter.......................................................      51,098
                                                                        --------
                                                                        $361,184
                                                                        ========

     Total future minimum rental commitments are net of approximately $20,873,000 of minimum sublease rentals due in the future under noncancelable subleases. Rent expense on operating leases, net of sublease rent income, for the years ended December 31 was as follows: 1994 -- $127,187,000;
1993 -- $135,262,000; 1992 -- $140,168,000. Sublease rent income was approximately $5,410,000, $3,226,000 and $3,289,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Contingent rent, based primarily on revenues,

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

5. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

was approximately $22,000,000, $20,000,000 and $19,000,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

     In 1992, the Company entered into an agreement to outsource its management information systems functions for a period of seven years, with an option to renew based on mutual agreement among the parties. The future minimum commitments required under such agreement as of December 31, 1994, are as follows: 1995 -- $7,941,000; 1996 -- $7,941,000; 1997 -- $7,941,000;
1998 -- $7,941,000; 1999 -- $4,632,000. The Company incurred approximately
$8,906,000, $10,179,000 and $3,960,000 under such agreement during the years ended December 31, 1994, 1993 and 1992, respectively.

     The Company is contingently liable for approximately $68,505,000 of long-term obligations maturing on various dates through 2019, as well as annual interest and letter of credit fees of approximately $5,943,000. Such contingent liabilities principally arose from the Company's sale of nursing facilities and retirement living projects. In addition, the Company has working capital guarantees resulting from the disposition of facilities totaling $3,000,000. The Company operates the facilities or projects related to approximately $47,147,000 of the principal amount for which it is contingently liable, pursuant to long-term agreements accounted for as operating leases or management contracts. In addition, the Company is contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto.

     There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

6. STOCKHOLDERS' EQUITY

     The Company had 300,000,000 shares of authorized $.10 par value common stock ("Common Stock") at December 31, 1994 and 1993. The Company is subject to certain restrictions under its banking arrangements related to the payment of cash dividends on its Common Stock.

     The Company had 25,000,000 shares of authorized $1 par value preferred stock at December 31, 1994 and 1993, a portion of which has been issued, as described below. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

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

     In September 1994, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Common Stock Purchase Right (the "Rights") for each share of Common Stock outstanding at the close of business on November 2, 1994. Under certain circumstances, the Rights become exercisable to purchase shares of Common Stock, or securities of an acquiring entity, at one-half of market value. The Rights are designed to protect stockholders in the event of an unsolicited attempt to acquire the Company and to deal with the possibility of unilateral actions by hostile acquirors. These Rights are redeemable at the option of the Company at $.01 per Right. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

6. STOCKHOLDERS' EQUITY -- (CONTINUED)

     On August 5, 1993, the Company completed the sale of 3,000,000 shares of $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Series B preferred stock"), with a liquidation value of $50 per share through a public offering (the "Preferred Stock offering"). As of December 31, 1993, the Series B preferred stock is convertible into 11,252,813 shares of the Company's Common Stock. The holders of the Series B preferred stock are entitled to receive out of legally available funds, when and as declared by the Company's Board of Directors, quarterly cash dividends equal to $2.75 per share (aggregate of $8,250,000 per annum). Except as required by law, holders of the Series B preferred stock have no voting rights unless dividends on the Series B preferred stock have not been paid in an aggregate amount equal to at least six full quarters (whether or not consecutive), in which case holders of the Series B preferred stock will be entitled to elect two additional directors to the Company's Board of Directors to serve until such dividend arrearage is eliminated. The Company paid all required quarterly dividends on the Series B preferred stock during 1994 and 1993. The Series B preferred stock is exchangeable, in whole or in part (but in no more than two parts), at the option of the Company, on any dividend payment date beginning November 1, 1995, for the Company's 5 1/2% Convertible Subordinated Debentures due August 1, 2018 (the
"5 1/2% Debentures"), at the rate of $50 principal amount of 5 1/2% Debentures for each share of the Series B preferred stock. The Series B preferred stock is redeemable at any time on and after August 1, 1996, in whole or in part, only at the option of the Company, initially at a redemption price of $51.925 per share, and thereafter at prices decreasing ratably annually to $50 per share on and after August 1, 2003, plus accrued and unpaid dividends. The Series B preferred stock is not a common stock equivalent and is accounted for only in the computation of fully diluted earnings per share.

     During 1994, the Company's Nonemployee Directors' Stock Option Plan (the "Nonemployee Directors' Plan") was approved. Such plan became effective June 1, 1994 and will remain in effect until May 31, 2004, subject to earlier termination by the Board of Directors. There are 200,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the Nonemployee Directors' Plan. The Nonemployee Directors' Plan provides that 2,500 nonqualified stock options be granted to each nonemployee director on June 1 of each year until the plan is terminated, subject to the availability of shares. Such nonqualified stock options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire ten years after date of grant.

     During 1993, the Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan was approved. Such plan, as amended and restated (the "1993 Incentive Stock Plan"), became effective July 1, 1993 and will remain in effect until June 30, 2003, subject to the earlier termination by the Board of Directors. The Company has 3,000,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the 1993 Incentive Stock Plan in the form of nonqualified stock options, incentive stock options, restricted stock, performance awards and other stock unit awards. Incentive stock options must be granted at a purchase price equal to market price on the date of grant. Nonqualified stock options may be granted at no less than 85% of market price on the date of grant. All grants made at less than market price must be in lieu of cash payments. All options are exercisable no sooner than one year from the grant date and expire 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards, and three years for other awards. Performance awards and other stock unit awards, including phantom units, will be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined. The Compensation Committee of the Board of Directors is responsible for administering the 1993 Incentive Stock Plan and will have complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

6. STOCKHOLDERS' EQUITY -- (CONTINUED)

     The Company has 2,400,000 shares of Common Stock authorized for issuance under its 1985 Nonqualified Stock Option Plan. Under the plan, options are granted at a purchase price equal to market price on the date of grant, become exercisable no sooner than one year after date of grant and expire no later than twelve years after date of grant, as determined by a committee appointed by the Board of Directors. In addition to options, the plan provides for outright grants of Common Stock, subject to forfeiture provisions. As a condition precedent to the release of such shares, the employee must be continuously employed with the Company from and after the date of grant and remain employed on share release dates. Commencing one year after the grant date, the shares will be released in accordance with a schedule determined at the time of grant.

     The following table summarizes stock option, restricted stock and other stock units data relative to the Company's 1985 Nonqualified Stock Option Plan, the 1993 Incentive Stock Plan and the Nonemployee Directors' Plan for the years ended December 31:

                                                   1994                            1993                          1992
                                      -------------------------------   ---------------------------   ---------------------------
                                       NUMBER             PRICE         NUMBER OF        PRICE         NUMBER          PRICE
                                      OF SHARES         PER SHARE        SHARES        PER SHARE      OF SHARES      PER SHARE
                                      ---------      ----------------   ---------   ---------------   ---------   ---------------
Options outstanding at beginning of
  year............................... 3,989,411      $ 4.38 to $18.63   3,483,334   $4.38 to $18.63   4,310,924   $4.25 to $18.63
Changes during the year:
    Granted..........................   635,000      $12.13 to $15.25     952,000   $9.63 to $13.25     181,000   $7.88 to $11.50
    Exercised........................  (374,918)     $ 4.38 to $15.00    (329,459)  $4.38 to $12.00    (726,606)  $4.25 to $ 8.75
    Cancelled........................  (143,221)     $ 4.38 to $18.63    (116,464)  $4.38 to $18.63    (281,984)  $4.38 to $18.63
                                      ---------                         ---------                     ---------
Options outstanding at end of year... 4,106,272(1)   $ 4.38 to $18.63   3,989,411   $4.38 to $18.63   3,483,334   $4.38 to $18.63
                                      =========                         =========                     =========
Options available for grant.......... 1,735,318                         2,162,800                       146,000
                                      =========                         =========                     =========
Restricted stock outstanding at
  beginning of year..................   431,800                           513,000                       699,000
Changes during the year:
    Granted..........................    14,553                            96,000                        72,000
    Vested...........................  (167,000)                         (162,800)                     (171,000)
    Forfeited........................   (12,000)                          (14,400)                      (87,000)
                                      ---------                         ---------                     ---------
Restricted stock outstanding at end
  of year............................   267,353                           431,800                       513,000
                                      =========                         =========                     =========
Phantom units outstanding at
  beginning of year..................        --
Changes during the year:
    Granted..........................    44,529
                                      ---------
Phantom units outstanding at end of
  year...............................    44,529
                                      =========

---------------

(1) Includes 2,269,356 options exercisable at December 31, 1994.

     During 1994, in conjunction with the merger of ATH, the Company assumed ATH's 1993 Nonqualified Stock Option Plan (the "ATH Plan") and issued options to purchase shares of the Company's Common Stock in exchange for each option then outstanding under the ATH Plan. During 1994, 451 of such options were exercised at a price of $.83 per share. At December 31, 1994, there were 114,452 options outstanding under such plan at a price of $.83 per share, of which 32,608 were exercisable. In addition, the Company signed an option agreement with an officer of ATH and issued options to purchase shares of the Company's Common Stock in exchange for each option to purchase shares of ATH stock previously held by such officer. At December 31, 1994, there were 38,548 options outstanding under such agreement at a price of $.83 per share, all of which were exercisable. In September 1994, the Company filed a Registration Statement with the

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

6. STOCKHOLDERS' EQUITY -- (CONTINUED)

Securities and Exchange Commission to register the shares issued subject to these plans. Also during 1994, in conjunction with the acquisition of Insta-Care, the Company issued options to purchase shares of its Common Stock in exchange for each option then outstanding under the Insta-Care Holdings, Inc. First Employees Stock Option Plan (the "Insta-Care Plan"). At December 31, 1994, there were 116,169 options outstanding under the Insta-Care Plan at prices ranging from $1.54 to $2.12 per share, none of which were exercisable. No options are available for grant under the ATH Plan or the Insta-Care Plan.

     As of December 31, 1993, the Company had 1,000,000 shares of Common Stock authorized for issuance under a separate option grant at an option price of $12.00 per share. On January 26, 1994, such option was exercised in full and the Company received $12,000,000 in cash proceeds from such transaction. In April 1994, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission to register such 1,000,000 shares. Such registration did not result in any additional proceeds to the Company.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1994, 1993 and 1992 related to this plan were approximately $1,790,000, $1,493,000 and $1,102,000, respectively.

7. INCOME TAXES

     Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes." The cumulative effect as of January 1, 1992 of adopting the Statement was to increase net loss for the year ended December 31, 1992 by $5,454,000. The provision for taxes on income before extraordinary charge and cumulative effect of change in accounting for income taxes consists of the following for the years ended December 31 (in thousands):

                                                             1994        1993        1992
                                                            -------     -------     -------
    Federal:
      Current.............................................  $31,523     $19,115     $20,945
      Deferred............................................   (2,824)      3,373     (17,245)
    State:
      Current.............................................    8,390       4,327       3,386
      Deferred............................................      793       2,869      (2,883)
                                                            -------     -------     -------
                                                            $37,882     $29,684     $ 4,203
                                                            =======     =======     =======

     The Company's annual effective tax rates for the years ended December 31, 1994, 1993 and 1992 were 33%, 34% and 68%, respectively. The Company's annual effective tax rates for 1994 and 1993 were lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. In addition, the higher annual effective tax rate in 1992 primarily resulted from the $57,000,000 pre-tax charge (as discussed herein) which reduced the Company's pre-tax income to a level where the impact of permanent tax differences and state income taxes had a more significant impact on the effective tax rate.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

7. INCOME TAXES -- (CONTINUED)
     A reconciliation of the provision for income taxes, computed at the statutory rate, to the Company's annual effective tax rate is summarized as follows (dollars in thousands):

                                                  1994                1993                1992
                                            ----------------     ---------------     ---------------
                                             AMOUNT       %      AMOUNT       %      AMOUNT       %
                                            --------     ---     -------     ---     -------     ---
Tax at statutory rate.....................  $ 40,178      35     $30,674      35     $ 2,090      34
Targeted jobs tax credits.................   (16,199)    (14)     (4,949)     (5)         --      --
State tax provision, net..................     6,130       5       4,346       5         332       4
Amortization of intangibles...............       940       1         964       1         952      11
Effect of ATH merger......................        --      --         810       1         761      18
Other.....................................     6,833       6      (2,161)     (3)         68       1
                                            --------     ---     -------     ---     -------     ---
                                            $ 37,882      33     $29,684      34     $ 4,203      68
                                            ========     ===     =======      ==     =======      ==

     In accordance with Statement No. 109, deferred income taxes for 1994, 1993 and 1992 reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows (in thousands):

                                                  DECEMBER 31, 1994           DECEMBER 31, 1993
                                                ---------------------       ---------------------
                                                 ASSET       LIABILITY       ASSET       LIABILITY
                                                --------     --------       --------     --------
Insurance reserves............................  $ 50,061     $     --       $ 47,728     $     --
Targeted jobs tax credit carryforwards........    21,658           --         29,118           --
Alternative minimum tax credit
  carryforwards...............................    16,758           --         17,602           --
Provision for dispositions....................    31,775        5,766         30,188        5,679
Depreciation and amortization.................         6      147,451              7      135,095
Operating supplies............................        --       12,815             --       14,386
Other.........................................    24,565       24,612         28,523       28,624
                                                --------     --------       --------     --------
                                                 144,823      190,644        153,166      183,784
Valuation allowance...........................      (198)          --        (15,097)          --
                                                --------     --------       --------     --------
                                                $144,625     $190,644       $138,069     $183,784
                                                ========     ========       ========     ========

     At December 31, 1994, the Company had targeted jobs tax credit carryforwards of $21,658,000 for income tax purposes which expire in years 2004 through 2008. For financial reporting purposes, the targeted jobs tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. However, due to taxable losses in prior years, future taxable income has not been assumed and a valuation allowance of $198,000 and $15,097,000 for the years ended December 31, 1994 and 1993, respectively, has been recognized to offset the deferred tax assets related to those carryforwards. The valuation allowance decreased $14,899,000 from January 1, 1994 due to the utilization of targeted jobs tax credits.

8. RELATED PARTY TRANSACTIONS

     On January 3, 1994, the Company redeemed the Series A preferred stock and paid the holder of such stock approximately $18,000 of interest for the two days it remained outstanding in 1994. During 1993 and 1992, the Company declared and paid all required quarterly dividends to the holder of its Series A preferred stock which amounted to $1,000,000 per year. An affiliate of the Company's former Series A preferred

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

8. RELATED PARTY TRANSACTIONS -- (CONTINUED)

stockholder provides investment services relating to certain of the Company's acquisitions and dispositions and has provided underwriting and placement services on the Company's public and private offerings. Fees paid by the Company for such services amounted to approximately $745,000 and $2,180,000 for the years ended December 31, 1994 and 1993, respectively. The Company did not require such services in 1992.

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

  Beverly Indemnity Funds

     The fair value of the Beverly Indemnity funds is based on information obtained from the trustee and the manager of such funds. Such funds are included in the consolidated balance sheet captions "Prepaid expenses and other" and "Designated and restricted funds" based on when the corresponding claims are expected to be paid. These funds are invested primarily in United States government securities with maturity dates ranging primarily from one to five years. The Company intends to hold such securities to maturity.

  Investment in a Real Estate Mortgage Investment Conduit (REMIC)

     The fair value of the Company's REMIC investment, which is included in the consolidated balance sheet caption "Other, net," is based on information obtained from the REMIC servicer. The Company intends to hold such investment to maturity.

  Invested Funds Designated for the Redemption of Series A preferred stock

     The carrying amount reported in the consolidated balance sheet at December 31, 1993 for these invested funds approximates their fair value.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

9. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)
  Long-term Obligations (Including Current Portion)

     The carrying amounts of the Company's 1994 Term Loan, Term Loan under the Bank Credit Facility, Nippon Term Loan, Commercial Paper, Medium Term Notes and certain other variable-rate borrowings approximate their fair values. The fair values of the remaining long-term obligations are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows (in thousands):

                                                          1994                       1993
                                                  --------------------       --------------------
                                                  CARRYING      FAIR         CARRYING      FAIR
                                                   AMOUNT      VALUE          AMOUNT      VALUE
                                                  --------    --------       --------    --------
Cash and cash equivalents........................ $ 67,964    $ 67,964       $ 77,058    $ 77,058
Notes receivable, net (including current
  portion).......................................   46,705      47,000         46,306      49,000
Beverly Indemnity funds..........................   50,092      48,480         50,365      51,840
REMIC investment.................................   25,780      24,000         24,918      22,000
Invested funds designated for the redemption of
  Series A preferred stock.......................       --          --        100,000     100,000
Long-term obligations (including current
  portion).......................................  978,217     941,000        750,042     788,000

     In order to consummate certain dispositions and other transactions, the Company has agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessor. It was not practicable to estimate the fair value of the Company's off-balance sheet guarantees (see Note 5) since the Company does not charge a fee for entering into such agreements and contracting with a financial institution to estimate such amounts could not be done without incurring excessive costs. In addition, unlike the Company, a financial institution would not be in a position to assume the underlying obligations and operate the nursing facilities collateralizing the obligations, which would significantly impact the calculation of the fair value of such off-balance sheet guarantees.

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

                                             YEAR ENDED           YEAR ENDED           YEAR ENDED
                                          DECEMBER 31, 1994    DECEMBER 31, 1993    DECEMBER 31, 1992
                                          -----------------    -----------------    -----------------
    Total revenues......................      $2,985,107           $2,899,616           $2,623,301
    Total costs and expenses............       2,870,529            2,812,274            2,617,537
    Income before extraordinary charge
      and cumulative effect of change in
      accounting for income taxes.......          76,767               57,756                1,754
    Net income (loss)...................          74,777               55,411              (12,535)

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

10. ADDITIONAL INFORMATION -- (CONTINUED)

                                                            AS OF                AS OF
                                                      DECEMBER 31, 1994    DECEMBER 31, 1993
                                                      -----------------    -----------------
        Current assets..............................      $ 577,307            $ 473,939
        Long-term assets............................      1,695,216            1,485,176
        Current liabilities.........................        402,463              395,192
        Long-term liabilities.......................      1,071,276              839,058

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

     Effective January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS") and spun-off certain of its wholly-owned subsidiaries to Beverly Delaware in an effort to better focus management's attention on specific services delivered by the Company within the long-term health care arena. Such subsidiaries include, among others, PCA, ATH, Beverly Indemnity, Ltd., and Beverly REMIC Depositor, Inc., all of which are Subsidiary Guarantors.

                           BEVERLY ENTERPRISES, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1994 and 1993.

                                            1994                                                    1993
                    -----------------------------------------------------   -----------------------------------------------------
                      1ST        2ND        3RD        4TH        TOTAL       1ST        2ND        3RD        4TH        TOTAL
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Total revenues....  $720,425   $728,144   $766,667   $768,581   $2,983,817  $698,008   $721,770   $739,549   $740,393   $2,899,720
                    ========   ========   ========   ========   =========   ========   ========   ========   ========   =========
Income before
  provision for
  income taxes and
  extraordinary
  charge..........  $ 22,559   $ 28,406   $ 35,069   $ 28,761   $ 114,795   $ 15,059   $ 21,281   $ 26,886   $ 24,414   $  87,640
Provision for
  income taxes....     7,444      9,374     11,573      9,491      37,882      5,101      7,160      9,164      8,259      29,684
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Income before
  extraordinary
  charge..........    15,115     19,032     23,496     19,270      76,913      9,958     14,121     17,722     16,155      57,956
Extraordinary
  charge..........        --         --         --     (2,412)     (2,412)        --         --     (2,345)        --      (2,345)
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Net income........  $ 15,115   $ 19,032   $ 23,496   $ 16,858   $  74,501   $  9,958   $ 14,121   $ 15,377   $ 16,155   $  55,611
                    ========   ========   ========   ========   =========   ========   ========   ========   ========   =========
Net income
  applicable to
  common shares...  $ 13,052   $ 16,970   $ 23,496   $ 14,796   $  66,251   $  9,958   $ 14,121   $ (6,248)  $ 14,092   $  31,173
                    ========   ========   ========   ========   =========   ========   ========   ========   ========   =========
Income (loss) per
  share of common
  stock:
  Before
    redemption
    premium on
    Series A
    preferred
    stock and
    extraordinary
    charge........  $    .15   $    .19   $    .24   $    .20   $     .79   $    .12   $    .16   $    .20   $    .16   $     .66
  Redemption
    premium on
    Series A
    preferred
    stock.........        --         --         --         --          --         --         --       (.25)        --        (.25)
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
  Before
    extraordinary
    charge........       .15        .19        .24        .20         .79        .12        .16       (.05)       .16         .41
  Extraordinary
    charge........        --         --         --       (.03)       (.03)        --         --       (.03)        --        (.03)
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
  Net income
    (loss)........  $    .15   $    .19   $    .24   $    .17   $     .76   $    .12   $    .16   $   (.08)  $    .16   $     .38
                    ========   ========   ========   ========   =========   ========   ========   ========   ========   =========
Common stock price
  range:
  High............  $  16.13   $  14.25   $  15.63   $  15.88               $  14.75   $  12.88   $  13.38   $  13.75
  Low.............  $  12.38   $  12.13   $  11.75   $  13.75               $   9.50   $  10.38   $   9.25   $  10.00

     During the third quarter of 1994, the Company issued 2,400,000 shares of its Common Stock for all of the outstanding stock of ATH. Such transaction was accounted for as a pooling of interests and, accordingly the Company's consolidated financial statements have been restated to reflect ATH's financial position, results of operations and cash flows for each period prior to the merger.

     The annual effective tax rates for 1994 and 1993 were 33% and 34%, as restated, respectively. The Company's annual effective tax rates in 1994 and 1993 were lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes.

     Where fully diluted earnings per share would be anti-dilutive, primary earnings per share was used.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1995, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1995, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1995, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 18, 1995, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) 1 and 2. The Consolidated Financial Statements and Consolidated Financial Statement Schedule

     The consolidated financial statements and consolidated financial statement schedule listed in the accompanying index to consolidated financial statements and financial statement schedules are filed as part of this annual report.

     3. Exhibits

     The exhibits listed in the accompanying index to exhibits are incorporated by reference herein or are filed as part of this annual report.

  (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated November 2, 1994, which reported under Item 5 that on September 29, 1994, the Board of Directors of the Company declared a dividend of one common stock purchase right for each share of Common Stock outstanding at the close of business on November 2, 1994, and described the Company's Stockholder Rights Plan.

     The Company filed a Current Report on Form 8-K, dated December 14, 1994, which reported under Item 5 the acquisitions of Insta-Care and Synetic and the execution of the 1994 Credit Agreement and filed under Item 7 the stock purchase agreements related to such acquisitions. On February 10, 1995, the Company filed an amendment on Form 8-K/A, which reported under Item 5 the proposed merger with PMSI and filed under Item 7 the unaudited pro forma combined financial statements giving effect to the proposed merger and the acquisitions of Insta-Care and Synetic.

  (c) Exhibits

     See the accompanying index to exhibits referenced in Item 14(a)(3) above for a list of exhibits incorporated herein by reference or filed as part of this annual report.

  (d) Financial Statement Schedule

     See the accompanying index to consolidated financial statements and financial statement schedules referenced in Item 14(a)1 and 2, above.

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                  (ITEM 14(A))

                                                                                            PAGE
                                                                                            ----
1.    Consolidated financial statements:
      Report of Ernst & Young LLP, Independent Auditors...................................   20
      Consolidated Balance Sheets at December 31, 1994 and 1993...........................   21
      Consolidated Statements of Operations for each of the three years in the period
      ended December 31, 1994.............................................................   22
      Consolidated Statements of Stockholders' Equity for each of the three years in the
      period ended December 31, 1994......................................................   23
      Consolidated Statements of Cash Flows for each of the three years in the period
      ended December 31, 1994.............................................................   24
      Notes to Consolidated Financial Statements..........................................   25
      Supplementary Data (Unaudited) -- Quarterly Financial Data..........................   41

2. Consolidated financial statement schedule for each of the three years in the period ended December 31, 1994:

      II  -- Valuation and Qualifying Accounts............................................   44

     All other statements and schedules are omitted because they are either not applicable or the items do not exceed the various disclosure levels.

                           BEVERLY ENTERPRISES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                 (IN THOUSANDS)

                                  (ITEM 14(D))

                                                       ADDITIONS
                                              ---------------------------
                                               CHARGED                                        DUE TO
                                BALANCE AT    (CREDITED)                                   ACQUISITIONS                   BALANCE
                                BEGINNING         TO         CHARGED TO                        AND                        AT END
         DESCRIPTION             OF YEAR      OPERATIONS    RESTRUCTURING    WRITE-OFFS    DISPOSITIONS     OTHER         OF YEAR
------------------------------  ----------    ----------    -------------    ----------    ------------    --------       -------
Year ended December 31, 1994:
  Allowance for doubtful
    accounts:
    Accounts
      receivable -- patient...   $ 19,999      $ 18,124        $    --       $ (20,109)      $ 10,339      $    (60)      $28,293
    Accounts
   receivable -- nonpatient...        343           233             --            (334)            --         2,560         2,802 *
    Notes receivable..........     10,440        (4,250)            --             (58)            --           297         6,429
                                ----------    ----------    -------------    ---------     ------------    --------       -------
                                 $ 30,782      $ 14,107        $    --       $ (20,501)      $ 10,339      $  2,797       $37,524
                                =========     =========     ===========      =========     ==========      ========       =======
  Accrued restructuring
    costs.....................   $ 34,310      $ (2,400)       $    --       $      --       $(15,684)     $(16,226)(1)   $   --
                                =========     =========     ===========      =========     ==========      ========       =======
  Valuation allowance on
    deferred tax assets.......   $ 15,097      $(14,899)       $    --       $      --       $     --      $     --       $   198
                                =========     =========     ===========      =========     ==========      ========       =======
Year ended December 31, 1993:
  Allowance for doubtful
    accounts:
    Accounts
      receivable -- patient...   $ 18,074      $ 21,686        $    --       $ (21,820)      $  2,125      $    (66)      $19,999
    Accounts
   receivable -- nonpatient...      5,030           305             --            (701)            --        (4,291)          343
    Notes receivable..........      7,364          (628)            --            (653)            --         4,357        10,440
                                ----------    ----------    -------------    ---------     ------------    --------       -------
                                 $ 30,468      $ 21,363        $    --       $ (23,174)      $  2,125      $     --       $30,782
                                =========     =========     ===========      =========     ==========      ========       =======
  Accrued restructuring
    costs.....................   $ 48,053      $     --        $    --       $      --       $(11,713)     $ (2,030)      $34,310
                                =========     =========     ===========      =========     ==========      ========       =======
  Valuation allowance on
    deferred tax assets.......   $ 17,611      $ (2,514)       $    --       $      --       $     --      $     --       $15,097
                                =========     =========     ===========      =========     ==========      ========       =======
Year ended December 31, 1992:
  Allowance for doubtful
    accounts:
    Accounts
      receivable -- patient...   $ 20,699      $ 12,291        $    --       $ (16,211)      $  1,295      $     --       $18,074
    Accounts
   receivable -- nonpatient...      6,565        (1,065)            --            (470)            --            --         5,030 *
    Notes receivable..........     10,788        (6,780)            --            (584)         2,500         1,440         7,364
                                ----------    ----------    -------------    ---------     ------------    --------       -------
                                 $ 38,052      $  4,446        $    --       $ (17,265)      $  3,795      $  1,440       $30,468
                                =========     =========     ===========      =========     ==========      ========       =======
  Accrued restructuring
    costs.....................   $     --      $     --        $57,000       $  (4,234)      $ (4,713)     $     --       $48,053
                                =========     =========     ===========      =========     ==========      ========       =======
  Valuation allowance on
    deferred tax assets.......   $ 15,148      $  2,463        $    --       $      --       $     --      $     --       $17,611
                                =========     =========     ===========      =========     ==========      ========       =======

---------------

* Includes amounts classified in long-term other assets as well as current assets.

(1) Primarily relates to costs of relocating certain administrative, operational and management information system support functions.

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS

                                (ITEM 14(A)(3))

  EXHIBIT
  NUMBER                                  DESCRIPTION
-------------------------------------------------------------------------------------
    3.1    Restated Certificate of Incorporation of Beverly Enterprises, Inc.
           (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s
           Current Report on Form 8-K dated July 31, 1987)
    3.2    By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit
           3 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1992)
    4.1    Indenture dated as of December 27, 1990 (the "Senior Secured Note
           Indenture"), among Beverly California, Beverly Enterprises, Inc. and
           Yasuda Bank and Trust Company (U.S.A.) with respect to Senior Secured
           Floating Rate Notes due 1995 and 14 1/4% Senior Secured Fixed Rate Notes
           due 1997 (incorporated by reference to Exhibit 4.1 to the Registration
           Statement on Form S-4 of Beverly California, Beverly Enterprises, Inc. and
           the Registrants set forth on the Table of Additional Co-Registrants filed on February 8, 1991 (File No. 33-38954))
    4.2    Supplemental Indenture No. 1, dated as of September 20, 1991, to the
           Senior Secured Note Indenture (incorporated by reference to Exhibit 4.1 to
           Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
    4.3    Supplemental Indenture No. 2, dated as of September 26, 1991, to the
           Senior Secured Note Indenture (incorporated by reference to Exhibit 4.2 to
           Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
    4.4    Supplemental Indenture No. 3, dated as of March 11, 1992, to the Senior
           Secured Note Indenture (incorporated by reference to Exhibit 4 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1992)
    4.5    Supplemental Indenture No. 4, dated as of July 21, 1993, to the Senior
           Secured Note Indenture (incorporated by reference to Exhibit 4.5 to
           Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
    4.6    Supplemental Indenture No. 5, dated as of November 1, 1994, to the Senior
           Secured Note Indenture (incorporated by reference to Exhibit 4.6 to
           Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
           February 13, 1995 (File No. 33-57663))
    4.7    Supplemental Indenture No. 6, dated as of December 30, 1994, to the Senior
           Secured Note Indenture (incorporated by reference to Exhibit 4.7 to
           Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
           February 13, 1995 (File No. 33-57663))
    4.8    Subsidiary Guaranty dated as of December 27, 1990 by Beverly Enterprises,
           Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.3 to the Registration
           Statement on Form S-4 of Beverly California Corporation, Beverly
           Enterprises, Inc. and the Registrants set forth on the Table of Additional
           Co-Registrants filed on February 8, 1991 (File No. 33-38954))
    4.9    Subsidiary Guaranty dated as of April 1, 1991 by Beverly Enterprises,
           Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.5 to Beverly Enterprises,
           Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
    4.10   Subsidiary Guaranty dated as of October 31, 1991 by Beverly Enterprises,
           Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.6 to Beverly Enterprises,
           Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)

  EXHIBIT
  NUMBER                                  DESCRIPTION
-------------------------------------------------------------------------------------
    4.11   Subsidiary Guaranty dated as of December 30, 1991 by Beverly Enterprises,
           Inc., Beverly California Corporation and Beverly Indemnity, Inc. as
           Subsidiary Guarantor (incorporated by reference to Exhibit 4.7 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December
           31, 1991)
    4.12   Indenture dated as of August 1, 1993 between Beverly Enterprises, Inc. and
           Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s
           5 1/2% Convertible Subordinated Debentures due August 1, 2018, issuable upon exchange of Beverly Enterprises, Inc.'s $2.75 Cumulative Convertible
           Exchangeable Preferred Stock (the "Subordinated Debenture Indenture")
           (incorporated by reference to Exhibit 4.10 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
    4.13   Certificate of Designation, Powers, Preferences and Rights, and the
           Qualifications, Limitations or Restrictions Thereof, of the Series of
           Preferred Stock to be designated $2.75 Cumulative Convertible Exchangeable
           Preferred Stock of Beverly Enterprises, Inc. (the "$2.75 Certificate of
           Designation") (incorporated by reference to Exhibit 4.12 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1993)
    4.14   Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"),
           among Beverly Enterprises, Inc. Delaware Trust Company, as Corporate
           Trustee, and Richard N. Smith, as Individual Trustee, with respect to
           First Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1993)
    4.15   First Supplemental Indenture dated as of April 1, 1993 to the First
           Mortgage Bond Indenture, with respect to 8 3/4% First Mortgage Bonds
           (Series A) due 2008 (incorporated by reference to Exhibit 4.2 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1993)
    4.16   Second Supplemental Indenture dated as of July 1, 1993 to the First
           Mortgage Bond Indenture, with respect to 8 5/8% First Mortgage Bonds
           (Series B) due 2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.'s
           Current Report on Form 8-K dated July 15, 1993)(incorporated by reference to Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly Report on Form
           10-Q for the quarter ended June 30, 1993)
    4.17   Indenture dated as of December 30, 1993 (the "Notes Indenture"), between
           Beverly Enterprises, Inc. and Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-3 filed on November
           9, 1993 (File No. 33-50965))
    4.18   First Supplemental Indenture dated as of December 30, 1993 to the Notes
           Indenture, with respect to 8 3/4% Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Current Report on
           Form 8-K dated January 4, 1994)
    4.19   Rights Agreement dated as of September 29, 1994, between Beverly
           Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Beverly Enterprises' Registration Statement
           on Form 8-A filed on October 18, 1994)
           In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.'s long-term obligations have not been filed; copies thereof will be furnished to the
           Securities and Exchange Commission upon request.
   10.1*   Amended and Restated 1981 Beverly Incentive Stock Option Plan
           (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
           July 31, 1987 (File No. 33-13243))

  EXHIBIT
  NUMBER                                  DESCRIPTION
-------------------------------------------------------------------------------------
   10.2*   1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to
           Post-Effective Amendment No. 2 on Form S-8 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on July 31, 1987 (File No.
           33-13243))
   10.3*   Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term Incentive
           Stock Plan (the "1993 Plan") (as amended by Amendment No. 1) (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994)
   10.4*   Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Registration Statement on
           Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.5*   Form of Other Stock Unit Agreement under the 1993 Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s Registration
           Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.6*   Retirement Plan for Outside Directors (incorporated by reference to
           Exhibit 10.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1993)
   10.7*   Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan
           (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-8 filed on September 21, 1994 (File No.
           33-55571))
   10.8*   Executive Medical Reimbursement Plan (incorporated by reference to Exhibit
           10.5 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the
           year ended December 31, 1987)
   10.9*   Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance
           Plan and Summary Plan Description (the "Executive Life Plan")
           (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.'s
           Annual Report on Form 10-K for the year ended December 31, 1993)
   10.10*  Amendment No. 1, effective September 29, 1994, to the Executive Life Plan
           (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.11*  Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to
           Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
   10.12*  Amended and Restated Deferred Compensation Plan effective July 18, 1991
           (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.'s
           Annual Report on Form 10-K for the year ended December 31, 1991)
   10.13*  Amendment No. 1, effective September 29, 1994, to the Deferred
           Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.14*  Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to
           Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
           December 31, 1987)
   10.15*  Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement
           Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises,
           Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
   10.16*  Amendment No. 2, effective as of December 12, 1991, to the Executive
           Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December
           31, 1991)

  EXHIBIT
  NUMBER                                  DESCRIPTION
-------------------------------------------------------------------------------------
   10.17*  Amendment No. 3, effective as of July 31, 1992, to the Executive
           Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December
           31, 1992)
   10.18*  Amendment No. 4, effective as of January 1, 1993, to the Executive
           Retirement Plan
   10.19*  Amendment No. 5, effective as of September 29, 1994, to the Executive
           Retirement Plan
   10.20*  Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.'s Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1987)
   10.21*  Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to
           Exhibit 19.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1987)
   10.22*  Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to
           Exhibit 19.6 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1987)
   10.23*  Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and
           Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-1 filed on January
           18, 1990 (File No. 33-33052))
   10.24*  Severance Plan for Corporate and Regional Employees effective December 1,
           1989 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to
           Beverly Enterprises, Inc. Registration Statement on Form S-1 filed on
           February 26, 1990 (File No. 33-33052))
   10.25*  Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Registration Statement on
           Form S-1 filed on July 30, 1990 (File No. 33-36109))
   10.26*  Form of Agreement Concerning Benefits Upon Severance dated as of September
           1, 1990 between Beverly Enterprises, Inc. and certain officers of Beverly
           Enterprises, Inc. (incorporated by reference to Exhibit 10.23 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30,
           1990 (File No. 33-36109))
   10.27*  First Amendment to Agreement Concerning Benefits Upon Severence dated as of April 25, 1993 between Beverly Enterprises, Inc. and Ronald C. Kayne
           (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s
           Annual Report on Form 10-K for the year ended December 31, 1993)
   10.28*  Form of Employment Agreement, made as of September 29, 1994, between
           Beverly Enterprises, Inc. and David R. Banks
   10.29*  Form of Change In Control Severance Agreement, made as of September 29,
           1994, between Beverly Enterprises, Inc. and its Executive Vice Presidents
           (incorporated by reference to Exhibit 10.29 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.30*  Form of Change In Control Severence Agreement, made as of September 29,
           1994, between Beverly Enterprises, Inc. and certain of its officers
           (incorporated by reference to Exhibit 10.30 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))

  EXHIBIT
  NUMBER                                  DESCRIPTION
-------------------------------------------------------------------------------------
   10.31*  Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report
           on Form 10-K for the year ended December 31, 1992)
   10.32*  American Transitional Hospitals, Inc. 1993 Nonqualified Stock Option Plan
           assumed by Beverly Enterprises, Inc. (incorporated by reference to Exhibit
           10.39 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
           (Amendment No. 1) filed on August 5, 1994 (File No. 33-54501))
   10.33*  Stock Option Agreement between Beverly Enterprises, Inc. and Robert C.
           Crosby dated September 2, 1994 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Registration Statement on Form S-8 filed on
           September 21, 1994 (File No. 33-55571))
   10.34   Master Lease Document -- General Terms and Conditions dated December 30,
           1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California
           Corporation's Annual Report on Form 10-K for the year ended December 31,
           1985)
   10.35   Agreement dated as of December 29, 1986 among Beverly California
           Corporation, Beverly Enterprises -- Texas, Inc., Stephens Inc. and Real
           Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly
           California Corporation's Current Report on Form 8-K dated December 30,
           1986) and letter agreement dated as of July 31, 1987 among Beverly
           Enterprises, Inc., Beverly California Corporation, Beverly
           Enterprises -- Texas, Inc. and Stephens Inc. with reference thereto
           (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
   10.36   Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises,
           Inc., Beverly California Corporation, the Lenders listed therein, Bank of
           Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd. Los
           Angeles Agency as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly Report
           on Form 10-Q for the quarter ended March 31, 1992)
   10.37   Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
   10.38   Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.23 to Beverly Enterprises, Inc.'s
           Annual Report on Form 10-K for the year ended December 31, 1992)
   10.39   Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s
           Annual Report on Form 10-K for the year ended December 31, 1992)
   10.40   Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
   10.41   Eighth Amendment dated as of November 1, 1994, to the LTCB Credit
           Agreement (incorporated by reference to Exhibit 10.41 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.42   Ninth Amendment dated as of November 9, 1994 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.42 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))

  EXHIBIT
  NUMBER                                  DESCRIPTION
-------------------------------------------------------------------------------------
   10.43   Tenth Amendment dated as of December 6, 1994 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.44   First Amendment and Restatement dated as of December 1, 1994 to Master
           Sale and Servicing Agreement dated as of December 1, 1990 among Beverly
           Funding Corporation, Beverly California Corporation, the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed therein, Beverly
           Enterprises, Inc. and certain wholly-owned subsidiaries of Beverly
           Enterprises, Inc. which may become parties thereto (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.'s Registration
           Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.45   Trust Indenture dated as of December 1, 1994 from Beverly Funding
           Corporation, as Issuer, to Chemical Bank, as Trustee (the "Chemical
           Indenture") (incorporated by reference to Exhibit 10.45 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.46   Series Supplement dated as of December 1, 1994 to the Chemical Indenture
           (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.47   Credit Agreement dated as of March 2, 1993 among Beverly Enterprises,
           Inc., Beverly California Corporation, the Lenders listed therein, and the
           Nippon Credit Bank, Ltd. Los Angeles Agency as Agent (the "Nippon Credit
           Agreement") (incorporated by reference to Exhibit 10.29 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December
           31, 1992)
   10.48   Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement
           (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
   10.49   Third Amendment dated as of November 1, 1994 to the Nippon Credit
           Agreement (incorporated by reference to Exhibit 10.49 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.50   Fourth Amendment dated as of November 9, 1994 to the Nippon Credit
           Agreement (incorporated by reference to Exhibit 10.50 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.51   Credit Agreement dated as of November 1, 1994 among Beverly California
           Corporation, Beverly Enterprises, Inc., the Banks listed therein, and
           Morgan Guaranty Trust Company of New York, as Issuing Bank and as Agent
           (the "Morgan Credit Agreement") (incorporated by reference to Exhibit
           10.51 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
           filed on February 13, 1995 (File No. 33-57663))
   10.52   First Amendment dated as of December 30, 1994 to the Morgan Credit
           Agreement (incorporated by reference to Exhibit 10.52 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.53   Data Processing Agreement, dated as of August 1, 1992, by and between
           Systematics Telecommunications Services, Inc. and Beverly California
           Corporation (incorporated by reference to Exhibit 10 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1992)
   10.54   Form of Employment Agreement to be executed by Robert C. Crosby and ATH at the time ATH became a wholly-owned subsidiary of Beverly Enterprises, Inc.
           (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on July 8, 1994 (File No.
           33-54501))

  EXHIBIT
  NUMBER                                  DESCRIPTION
-------------------------------------------------------------------------------------
   10.55   Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc.
           Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to
           Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
           February 13, 1995 (File No. 33-57663))
   11.1    Computation of Net Income (Loss) Per Share for the years ended December
           31, 1994, 1993, 1992, 1991 and 1990
   21.1    Subsidiaries of Registrant
   23.1    Consent of Ernst & Young LLP, Independent Auditors
   27.1    Financial Data Schedule for the year ended December 31, 1994

---------------
* Exhibits 10.1 through 10.33 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant

Dated: March 30, 1995                       By: /s/     DAVID R. BANKS
                                                ------------------------------
                                                       David R. Banks
                                             Chairman of the Board, President,
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

          /s/  DAVID R. BANKS                  Chairman of the Board,           March 30, 1995
       ----------------------------              President, Chief Executive
               David R. Banks                    Officer and Director


         /s/  ROBERT D. WOLTIL                 Executive Vice President,        March 30, 1995
       ----------------------------              Finance and Chief
              Robert D. Woltil                   Financial Officer


         /s/  SCOTT M. TABAKIN                 Vice President, Controller       March 30, 1995
       ----------------------------              and Chief Accounting Officer
              Scott M. Tabakin

       /s/  BERYL F. ANTHONY, JR.              Director                         March 30, 1995
       ----------------------------
            Beryl F. Anthony, Jr.

        /s/   CURT F. BRADBURY                 Director                         March 30, 1995
       ----------------------------
              Curt F. Bradbury

        /s/    JAMES R. GREENE                 Director                         March 30, 1995
       ----------------------------
               James R. Greene

              EDITH E. HOLIDAY                 Director                         March 30, 1995
       ----------------------------
              Edith E. Holiday

        /s/   JON E. M. JACOBY                 Director                         March 30, 1995
       ----------------------------
              Jon E. M. Jacoby

           RISA J. LAVIZZO-MOUREY              Director                         March 30, 1995
       ----------------------------
           Risa J. Lavizzo-Mourey

       /s/     LOUIS W. MENK                  Director                         March 30, 1995
       ----------------------------
                Louis W. Menk

             MARILYN R. SEYMANN                Director                         March 30, 1995
       ----------------------------
             Marilyn R. Seymann

       /s/    WILL K. WEINSTEIN                Director                         March 30, 1995
       ----------------------------
              Will K. Weinstein