Form 10-K/A
period 1994-12-31
BEVERLY ENTERPRISES INC /DE/
filed 1995-05-19
CIK 812305

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A



                               (AMENDMENT NO. 1)



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

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $1,103,881,012 AS OF FEBRUARY 28, 1995.

                                   85,662,971
  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 28, 1995)


     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS HELD ON MAY 18, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant


Dated: May 19, 1995                         By:  /s/  SCOTT M. TABAKIN


                                                      Scott M. Tabakin


                                               Vice President, Controller and


                                                  Chief Accounting Officer