Form 10-Q
period 1995-06-30
BEVERLY ENTERPRISES INC /DE/
filed 1995-08-14
CIK 812305

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
        __________


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

       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
          EXCLUSIVE OF TREASURY SHARES, AT JULY 31, 1995 -- 98,210,053


--------------------------------------------------------------------------------
================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1995

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                                                    PAGE
                                                                                                                   ----
         Item 1.  Financial Statements (Unaudited)
                        Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .            2
                        Condensed Consolidated Statements of Income . . . . . . . . . . . . . . . . . . .            3
                        Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . .            4
                        Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . .            5
         Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . .            8

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13
         Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .           13
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .           14


                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                             (DOLLARS IN THOUSANDS)

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        1995           1994
                                                                                    ------------- -------------
                                                                                     (UNAUDITED)      (NOTE)
                                                          ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .  $      48,470      $   67,964
   Accounts receivable-patient, less allowance for doubtful accounts:
     1995--$24,956; 1994--$28,293 . . . . . . . . . . . . . . . . . . . . . . . .        489,584         438,743
   Accounts receivable-nonpatient, less allowance for doubtful accounts:
     1995--$259; 1994--$302 . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,043          10,896
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,288           5,028
   Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,081          60,243
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,593          35,098
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . .         40,310          34,365
                                                                                   -------------      ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .        684,369         652,337
Property and equipment, net of accumulated depreciation and amortization:
    1995--$622,217; 1994--$592,158  . . . . . . . . . . . . . . . . . . . . . . .      1,270,314       1,200,623
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1995--$7,210; 1994--$6,429  . . . . . . . . . . . . . . . . . . . . . . . .         44,118          41,677
   Designated and restricted funds  . . . . . . . . . . . . . . . . . . . . . . .         41,198          41,939
   Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        384,626         245,990
   Operating and leasehold rights and licenses, net . . . . . . . . . . . . . . .         21,841          23,336
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        126,706         116,676
                                                                                   -------------      ----------
      Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        618,489         469,618
                                                                                   -------------      ----------
                                                                                   $   2,573,172      $2,322,578
                                                                                   =============      ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     139,674      $  117,001
   Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,000              --
   Accrued wages and related liabilities  . . . . . . . . . . . . . . . . . . . .        129,712         132,066
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,564          10,828
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .         94,600          85,110
   Current portion of long-term obligations . . . . . . . . . . . . . . . . . . .         57,090          60,199
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,835           4,421
                                                                                   -------------      ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        444,475         409,625
Long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        962,768         918,018
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .         79,603          81,117
Other liabilities and deferred items  . . . . . . . . . . . . . . . . . . . . . .         79,854          86,574
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares issued and outstanding:  3,000,000 . . . . . . . . . .        150,000         150,000
   Common stock, shares issued:  1995--102,149,511; 1994--89,620,822  . . . . . .         10,215           8,962
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .        761,007         609,762
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        125,385          98,655
   Treasury stock, at cost:  3,972,208 shares . . . . . . . . . . . . . . . . . .        (40,135)        (40,135)
                                                                                   -------------      ----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .      1,006,472         827,244
                                                                                   -------------      ----------
                                                                                   $   2,573,172      $2,322,578
                                                                                   =============      ==========

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

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -------------------------    -----------------------------
                                                         1995          1994          1995              1994
                                                     -----------    ----------    -----------     -------------
Net operating revenues  . . . . . . . . . . .       $    790,375    $  724,507     $ 1,585,994     $ 1,441,200
Interest income . . . . . . . . . . . . . . .              3,262         3,637           6,762           7,369
                                                    ------------    ----------     -----------     -----------
        Total revenues  . . . . . . . . . . .            793,637       728,144       1,592,756       1,448,569
Costs and expenses:
   Operating and administrative:
        Wages and related . . . . . . . . . .            424,979       390,249         842,412         777,674
        Other . . . . . . . . . . . . . . . .            297,772       273,224         606,313         546,420
   Interest . . . . . . . . . . . . . . . . .             21,725        15,664          42,274          31,214
   Depreciation and amortization  . . . . . .             26,087        20,601          51,991          42,296
                                                    ------------    ----------     -----------     -----------
        Total costs and expenses  . . . . . .            770,563       699,738       1,542,990       1,397,604
                                                    ------------    ----------     -----------     -----------
Income before provision for income taxes  . .             23,074        28,406          49,766          50,965
Provision for income taxes  . . . . . . . . .              8,768         9,374          18,911          16,818
                                                    ------------    ----------     -----------     -----------
Net income  . . . . . . . . . . . . . . . . .       $     14,306    $   19,032     $    30,855     $    34,147
                                                    ============    ==========     ===========     ===========

Net income applicable to common shares  . . .       $     12,244    $   16,970     $    26,730     $    30,022
                                                    ============    ==========     ===========     ===========

Net income per share of common stock  . . . .       $        .14    $      .19     $       .31     $       .35
                                                    ============    ==========     ===========     ===========
Shares used to compute net income per share .             87,864        87,064          87,593          86,987
                                                    ============    ==========     ===========     ===========





                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                            1995         1994
                                                                                         -----------   ----------
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    30,855    $  34,147
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .      51,991       42,296
         Provision for reserves and discounts on patient, notes and other
          receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,336        6,706
         Amortization of deferred financing costs   . . . . . . . . . . . . . . . . . .       2,193        2,186
         (Gains) losses on dispositions of facilities, net  . . . . . . . . . . . . . .       3,848       (3,100)
         Deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,398          231
         Net increase (decrease) in insurance reserves  . . . . . . . . . . . . . . . .      (3,597)         198
         Changes in operating assets and liabilities, net of acquisitions and dispositions:
             Accounts receivable - patient  . . . . . . . . . . . . . . . . . . . . . .     (42,390)     (26,914)
             Operating supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . .         944         (677)
             Prepaid expenses and other receivables   . . . . . . . . . . . . . . . . .      (1,624)      (2,150)
             Accounts payable and other accrued expenses  . . . . . . . . . . . . . . .       1,481        1,793
             Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . . . .       1,645        1,956
             Other, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (598)      (7,603)
                                                                                        -----------    ---------
                Total adjustments   . . . . . . . . . . . . . . . . . . . . . . . . . .      24,627       14,922
                                                                                        -----------    ---------
                Net cash provided by operating activities   . . . . . . . . . . . . . .      55,482       49,069
Cash flows from investing activities:
      Proceeds from dispositions of facilities and other assets   . . . . . . . . . . .      14,068       32,764
      Payments for acquisitions, net of cash acquired   . . . . . . . . . . . . . . . .     (18,159)     (29,113)
      Payments on notes receivable and REMIC investment   . . . . . . . . . . . . . . .      10,445        5,756
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (63,257)     (40,508)
      Construction and development in progress, net   . . . . . . . . . . . . . . . . .     (17,527)     (18,224)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,433)      (5,430)
                                                                                        -----------    ---------
                Net cash used for investing activities  . . . . . . . . . . . . . . . .     (79,863)     (54,755)
Cash flows from financing activities:
      Repayments of long-term obligations   . . . . . . . . . . . . . . . . . . . . . .     (24,896)     (29,568)
      Proceeds from issuance of long-term obligations   . . . . . . . . . . . . . . . .      25,000       25,000
      Net borrowings under revolving credit agreement   . . . . . . . . . . . . . . . .       9,000           --
      Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . . . .         683       13,508
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,329)      (3,141)
      Dividends paid on preferred stock   . . . . . . . . . . . . . . . . . . . . . . .      (4,125)      (4,125)
      Proceeds from designated funds and other, net   . . . . . . . . . . . . . . . . .         554        2,818
                                                                                        -----------    ---------
                Net cash provided by financing activities   . . . . . . . . . . . . . .       4,887        4,492
                                                                                        -----------    ---------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     (19,494)      (1,194)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . .      67,964       77,058
                                                                                        -----------    ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . $    48,470    $  75,864
                                                                                        ===========    =========

Supplemental schedule of cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized)  . . . . . . . . . . . . . . . . . . . . . . $    39,345    $  28,799
      Income taxes (net of refunds)   . . . . . . . . . . . . . . . . . . . . . . . . .      14,868       14,631

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995

                                  (UNAUDITED)


  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

  Prior year amounts have been restated to reflect pooling of interests accounting treatment for the 1994 merger of American Transitional Hospitals, Inc. ("ATH"). Certain prior year amounts have been reclassified to conform with the 1995 presentation.

   (ii) The provisions for income taxes for the three-month and six-month periods ended June 30, 1995 and 1994 were based on estimated annual tax rates of 38% and 33%, as restated, respectively. The Company's effective tax rates in 1995 and 1994 were different than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. The 1995 annual effective tax rate increased to 38% compared to 33% in 1994 as a result of a substantial utilization of certain tax credit carryforwards in 1994 and prior years. The provisions for income taxes consist of the following for the three-month and six-month periods ended June 30 (in thousands):

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                    ----------------------        --------------------------
                                                       1995         1994           1995                1994
                                                    ---------     --------        -------            -------
     Federal:
          Current   . . . . . . . . . . . . .       $   5,871    $  7,204         $12,985             $13,152
          Deferred  . . . . . . . . . . . . .           1,051        (103)          1,945                (411)

     State:
          Current   . . . . . . . . . . . . .           1,569       2,134           3,528               3,435
          Deferred  . . . . . . . . . . . . .             277         139             453                 642
                                                    ---------    --------         -------             -------
                                                    $   8,768    $  9,374         $18,911             $16,818
                                                    =========    ========         =======             =======

  (iii) During the six months ended June 30, 1995, the Company purchased 14 previously leased nursing facilities (1,777 beds), one previously leased retirement living center (17 units), and certain other assets for approximately $22,100,000 cash, approximately $40,400,000 acquired debt and approximately $700,000 security and other deposits. The Company does not operate three of such facilities which were subleased to other nursing home operators in prior year transactions and currently remain under lease to such operators. Also during such period, the Company sold, subleased or terminated the leases on five nursing facilities (748 beds), 11 homes for the developmentally disabled (982 beds) and certain other assets for cash proceeds of approximately $13,800,000 and approximately $3,600,000 notes receivable. The Company recognized pre-tax losses of approximately $3,800,000 as a result of these dispositions. The operations of these facilities were immaterial to the Company's financial position and results of operations.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1995

                                  (UNAUDITED)


   In June 1995, the Company completed the previously announced acquisition of Pharmacy Management Services, Inc. ("PMSI") in exchange for approximately 12,361,000 shares of the Company's $.10 par value common stock plus closing and related costs. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. The acquisition was accounted for as a purchase and was not material to the Company's financial position or results of operations.

   (iv) On April 6, 1995, the Company announced that its Board of Directors had, on that date, preliminarily approved a plan to spin off to its stockholders 80% or more of the common stock of Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company which provides institutional pharmacy services to nursing homes, hospitals and other institutional customers throughout the United States. The spin-off is intended to be structured as a tax-free distribution to the Company's stockholders under Section 355 of the Internal Revenue Code of 1986, as amended. The spin-off is subject to numerous conditions and events which have not been met or determined as of the date hereof, including obtaining final approval of the spin-off plan by the Company's Board of Directors, obtaining the contemplated fundings described below, obtaining regulatory and other third party approvals and confirmation by independent advisors of the intended tax treatment of the transaction. The Company does not presently intend to seek a ruling from the Internal Revenue Service concerning the proposed spin-off. As of the date hereof, no conversion or distribution ratio has been established by the Company with respect to a specific number of shares of common stock of PCA to which each stockholder of the Company would be entitled to receive in the distribution. The Company anticipates that the record date for determining those stockholders of the Company who will be entitled to participate in the distribution will occur by the end of 1995, or in the first half of 1996.

   In connection with the proposed spin-off transaction, on April 13, 1995, the Company announced that it was also contemplating a public offering of up to 19.9% of PCA's common stock prior to the distribution of the remainder of such stock to the Company's stockholders. The Company also announced that PCA may borrow up to $275,000,000 from banks and other institutional lenders. Neither the amount of proceeds from any future public offering of PCA's common stock nor the amount or terms of any anticipated PCA indebtedness is determinable at this time. It is expected, however, that substantially all of PCA's assets would be pledged to secure the borrowings. In light of operational problems at PCA, as discussed below, there can be no assurances, however, that a public offering of PCA's common stock will be successfully completed or that PCA will be able to obtain any funds through borrowings with third parties. Moreover, the Company's Board of Directors has only preliminarily approved the concept of the spin-off, and has made no commitment to a formal plan to dispose of the stock of PCA at the present time. The Company intends to submit to its stockholders later in 1995, or in the first half of 1996, the plan to spin off PCA, and to solicit approval of the proposed spin-off from its stockholders at that time.

   On May 30, 1995, the Company announced that PCA was experiencing certain operational difficulties which led to revenue and income deficiencies at PCA in the second quarter of 1995. Changes in management and operational and pricing policies have since been implemented to address these deficiencies.

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1995

                                  (UNAUDITED)


Because of these PCA operational issues and other material uncertainties associated with the proposed spin-off of PCA and related transactions as described above, there can be no assurances that any of these transactions will be concluded or, if ultimately concluded, will not be materially different from those described above.

   (v) In June 1995, the Company issued $25,000,000 of taxable revenue bonds ("Series 1995 Bonds"), which require semi-annual interest-only payments at the rate of 6.88% per annum with respect to $7,000,000 of such bonds and interest-only payments at the rate of 7.24% per annum with respect to $18,000,000 of such bonds. The Series 1995 Bonds require a $7,000,000 payment in June 2000 and mature in June 2005. The Series 1995 Bonds are secured by a letter of credit.

   (vi) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

   (vii) Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Effective January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS") and distributed certain of its wholly-owned subsidiaries to Beverly Delaware in an effort to better focus management's attention on specific services delivered by the Company within the long-term health care arena. Such subsidiaries include, among others, PCA, ATH, Beverly Indemnity, Ltd. and Beverly REMIC Depositor, Inc. Beverly Delaware (the parent) provides financial, administrative and legal services to these subsidiaries, including BHRS, for which it charges management fees.

   The following summarized unaudited financial information concerning BHRS is being reported because BHRS's 7.625% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly held. Beverly Delaware is co-obligor of the Debt Securities. Summary unaudited financial information for BHRS is as follows (in thousands):

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                -----------------------   -----------------------
                                                                   1995         1994         1995          1994
                                                                ----------  -----------   ----------   ----------
   Total revenues   . . . . . . . . . . . . . . . . . . .      $  697,967   $  728,424    $1,400,205   $1,449,103
   Total costs and expenses   . . . . . . . . . . . . . .         676,533      700,012     1,358,365    1,398,180
   Net income   . . . . . . . . . . . . . . . . . . . . .          13,289       19,036        25,941       34,118


                                                                        AS OF                        AS OF
                                                                    JUNE 30, 1995              DECEMBER 31, 1994
                                                                   ---------------            -------------------
   Current assets   . . . . . . . . . . . . . . . . . . .          $     431,561               $      577,307
   Long-term assets   . . . . . . . . . . . . . . . . . .              1,460,238                    1,695,216
   Current liabilities  . . . . . . . . . . . . . . . . .                279,490                      402,463
   Long-term liabilities  . . . . . . . . . . . . . . . .                895,766                    1,071,276

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1995

                                  (UNAUDITED)


OPERATING RESULTS

SECOND QUARTER 1995 COMPARED TO SECOND QUARTER 1994

   Net income was $14,306,000 for the second quarter of 1995, as compared to net income of $19,032,000, as restated per discussion below, for the same period in 1994. Income before provision for income taxes was $23,074,000 for the second quarter of 1995, as compared to $28,406,000, as restated, for the same period in 1994. The Company's net income for the second quarter of 1995 was adversely impacted by a $4,000,000 pre-tax loss on the early termination of leases on four Connecticut nursing facilities, operating shortfalls in its wholly-owned subsidiary, Pharmacy Corporation of America ("PCA"), and an increase in the Company's annual effective tax rate to 38% in 1995 compared to 33% in 1994 as a result of a substantial utilization of certain tax credit carryforwards in 1994 and prior years. The Company's consolidated financial statements for 1994 and prior periods have been restated ("as restated") to reflect the 1994 merger of American Transitional Hospitals, Inc. ("ATH"), which was accounted for as a pooling of interests.

   Net operating revenues and operating and administrative costs increased approximately $65,900,000 and $59,300,000, respectively, for the second quarter of 1995, as compared to the same period in 1994. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the quarters ended June 30, 1995 and 1994 ("same facility operations") of approximately $46,800,000 and $38,900,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $51,600,000 and $47,600,000, respectively, related to the operations of ATH and the acquisitions of Insta-Care Holdings, Inc. ("Insta-Care") and the institutional pharmacy subsidiaries of Synetic, Inc. ("Synetic pharmacies") in late 1994 and PMSI in 1995; and decreases in net operating revenues and operating and administrative costs of approximately $32,500,000 and $27,200,000, respectively, due to the disposition of, or lease terminations on, 16 facilities in 1995 and 77 facilities in 1994.

   The increase in net operating revenues for same facility operations for the second quarter of 1995, as compared to the same period in 1994, was due to the following: approximately $31,300,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $9,300,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $8,200,000 due primarily to increases in pharmacy-related revenues; and approximately $3,600,000 due to various other items. These increases in net operating revenues were partially offset by approximately $5,600,000 due to a decrease in same facility occupancy to 88.1% for the second quarter of 1995, as compared to 89.1% for the same period in 1994.

   The increase in operating and administrative costs for same facility operations for the second quarter of 1995, as compared to the same period in 1994, was due to the following: approximately $34,300,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits intended to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $9,900,000 due to increases in nursing supplies and other variable costs; and approximately $7,100,000 due primarily to increases in pharmacy-related costs and various other items. These increases in operating and administrative costs were partially offset by approximately $12,400,000 due to a decrease in contracted therapy services as a result of hiring therapists on staff as opposed to contracting for their services.

   Ancillary revenues are derived from providing services to residents beyond room, board and custodial care. These services include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceuticals and other services. The Company's overall ancillary revenues for the second quarter of 1995 were approximately $228,600,000 and represented 28.9% of net operating revenues, as compared to approximately $176,000,000 of ancillary revenues for the same period in 1994 which represented 24.3% of net operating revenues for the second quarter of 1994. Although the Company is pursuing further growth of ancillary revenues through

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1995

                                  (UNAUDITED)

expansion of specialty services, such as rehabilitation therapy and sales of pharmaceuticals, there can be no assurance that such growth will continue. See "--Liquidity and Capital Resources" below.

   Interest expense increased approximately $6,100,000 as compared to the same period in 1994 primarily due to additional interest related to the issuance of approximately $306,000,000 of long-term obligations primarily in conjunction with certain acquisitions. Depreciation and amortization expense increased approximately $5,500,000 as compared to the same period in 1994 primarily due to acquisitions, capital additions and improvements and the opening of newly constructed facilities, partially offset by a decrease due to the disposition of, or lease terminations on, certain nursing facilities.

SIX MONTHS 1995 COMPARED TO SIX MONTHS 1994

   Net income was $30,855,000 for the six months ended June 30, 1995, as compared to net income of $34,147,000, as restated, for the same period in 1994. Income before provision for income taxes was $49,766,000 for the six months ended June 30, 1995, as compared to $50,965,000, as restated, for the same period in 1994.

   Net operating revenues and operating and administrative costs increased approximately $144,800,000 and $124,600,000, respectively, for the six months ended June 30, 1995, as compared to the same period in 1994. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the six-month periods ended June 30, 1995 and 1994 ("same facility operations") of approximately $103,200,000 and $81,400,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $106,800,000 and $99,100,000, respectively, related to the operations of ATH and the acquisitions of Insta-Care and Synetic pharmacies in late 1994 and PMSI in 1995; and decreases in net operating revenues and operating and administrative costs of approximately $65,200,000 and $55,900,000, respectively, due to the disposition of, or lease terminations on, 16 facilities in 1995 and 77 facilities in 1994.

   The increase in net operating revenues for same facility operations for the six months ended June 30, 1995, as compared to the same period in 1994, was due to the following: approximately $62,100,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $26,500,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $15,200,000 due primarily to increases in pharmacy-related revenues; and approximately $6,600,000 due to various other items. These increases in net operating revenues were partially offset by approximately $7,200,000 due to a decrease in same facility occupancy to 88.4% for the six months ended June 30, 1995, as compared to 89.1% for the same period in 1994.

   The increase in operating and administrative costs for same facility operations for the six months ended June 30, 1995, as compared to the same period in 1994, was due to the following: approximately $66,200,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits intended to attract and retain qualified personnel and the hiring of therapists on staff as opposed to contracting for their services; approximately $18,900,000 due to increases in nursing supplies and other variable costs; and approximately $9,700,000 due primarily to increases in pharmacy-related costs and various other items. These increases in operating and administrative costs were partially offset by approximately $13,400,000 due to a decrease in contracted therapy services as a result of hiring therapists on staff as opposed to contracting for their services.

   The Company's overall ancillary revenues for the six months ended June 30, 1995 were approximately $462,900,000 and represented 29.2% of net operating revenues, as compared to approximately $346,200,000 of ancillary revenues for the same period in 1994 which represented 24.0% of net operating revenues for the six months ended June 30, 1994.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1995

                                  (UNAUDITED)


   Interest expense increased approximately $11,100,000 as compared to the same period in 1994 primarily due to additional interest related to the issuance of approximately $306,000,000 of long-term obligations primarily in conjunction with certain acquisitions. Depreciation and amortization expense increased approximately $9,700,000 as compared to the same period in 1994 primarily due to acquisitions, capital additions and improvements and the opening of newly constructed facilities, partially offset by a decrease due to the disposition of, or lease terminations on, certain nursing facilities.

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

   Health care system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for the federal and certain state governments. Although no comprehensive health care, Medicare or Medicaid reform legislation has yet been implemented, the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the health care delivery system. Pressures to contain costs and cover a larger percentage of the population have heightened public awareness and scrutiny over the health care market. Reform proposals still under consideration include insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. Various discussions and proposals recommending cuts to the Medicare program, as well as limiting the rate of increase of Medicare expenditures, are also at the forefront of public debate. Various discussions and proposals to contain Medicaid costs also are taking place. These proposals, as well as industry and other groups' recommendations, will likely impact the form and content of any future health care reform legislation. As a result, the Company is unable to predict the type of legislation or regulations that may be adopted and their impact on the Company. There can be no assurance that any health care reform or other changes within the health care market will not adversely affect the Company's financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1995, the Company had approximately $48,500,000 in cash and cash equivalents and net working capital of approximately $239,900,000. The Company anticipates that approximately $26,700,000 of its existing cash at June 30, 1995, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $102,000,000 of unused commitments under its Revolver/Letter of Credit Facility as of June 30, 1995.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1995

                                  (UNAUDITED)


   Net cash provided by operating activities for the six months ended June 30, 1995 was approximately $55,500,000, an increase of approximately $6,400,000 from the prior year. Net cash used for investing activities was approximately $79,900,000 and net cash provided by financing activities was approximately $4,900,000 for the six months ended June 30, 1995. The Company primarily used cash generated from operations and borrowings under its revolving credit agreement to fund capital expenditures and construction totaling approximately $80,800,000. The Company received cash proceeds of approximately $14,100,000 from the dispositions of facilities and other assets and approximately $25,000,000 from the issuance of long-term obligations. Such proceeds were primarily used to repay approximately $24,900,000 of long-term obligations and to fund acquisitions of approximately $18,200,000.

   In June 1995, the Company completed the previously announced acquisition of Pharmacy Management Services, Inc. ("PMSI") in exchange for approximately 12,361,000 shares of the Company's $.10 par value common stock plus closing and related costs. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. The acquisition was accounted for as a purchase.

   In June 1995, the Company issued $25,000,000 of taxable revenue bonds ("Series 1995 Bonds"), which require semi-annual interest-only payments at the rate of 6.88% per annum with respect to $7,000,000 of such bonds and interest-only payments at the rate of 7.24% per annum with respect to $18,000,000 of such bonds. The Series 1995 Bonds require a $7,000,000 payment in June 2000 and mature in June 2005. The Series 1995 Bonds are secured by a letter of credit.

   On April 6, 1995, the Company announced that its Board of Directors had, on that date, preliminarily approved a plan to spin off to its stockholders 80% or more of the common stock of Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company which provides institutional pharmacy services to nursing homes, hospitals and other institutional customers throughout the United States. The spin-off is intended to be structured as a tax-free distribution to the Company's stockholders under Section 355 of the Internal Revenue Code of 1986, as amended. The spin-off is subject to numerous conditions and events which have not been met or determined as of the date hereof, including obtaining final approval of the spin-off plan by the Company's Board of Directors, obtaining the contemplated fundings described below, obtaining regulatory and other third party approvals and confirmation by independent advisors of the intended tax treatment of the transaction. The Company does not presently intend to seek a ruling from the Internal Revenue Service concerning the proposed spin-off. As of the date hereof, no conversion or distribution ratio has been established by the Company with respect to a specific number of shares of common stock of PCA to which each stockholder of the Company would be entitled to receive in the distribution. The Company anticipates that the record date for determining those stockholders of the Company who will be entitled to participate in the distribution will occur by the end of 1995, or in the first half of 1996.

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

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1995

                                  (UNAUDITED)


In light of operational problems at PCA, as discussed below, there can be no assurances, however, that a public offering of PCA's common stock will be successfully completed or that PCA will be able to obtain any funds through borrowings with third parties. Moreover, the Company's Board of Directors has only preliminarily approved the concept of the spin-off, and has made no commitment to a formal plan to dispose of the stock of PCA at the present time. The Company intends to submit to its stockholders later in 1995, or in the first half of 1996, the plan to spin off PCA, and to solicit approval of the proposed spin-off from its stockholders at that time.

   On May 30, 1995, the Company announced that PCA was experiencing certain operational difficulties which led to revenue and income deficiencies at PCA in the second quarter of 1995. Changes in management and operational and pricing policies have since been implemented to address these deficiencies.
Because of these PCA operational issues and other material uncertainties associated with the proposed spin-off of PCA and related transactions as described above, there can be no assurances that any of these transactions will be concluded or, if ultimately concluded, will not be materially different from those described above.

   The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $57,100,000, to make normal recurring capital additions and improvements for the twelve months ending June 30, 1996 of approximately $118,000,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements.

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                                 JUNE 30, 1995

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 18, 1995, the Company held its Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing nine members of the Board of Directors, considering the Stockholder Rights Plan, ratifying the appointment of Ernst & Young LLP as independent auditors for 1995 and transacting such other business as may have properly come before the meeting or any adjournment thereof.

    The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

                       DIRECTOR                                           FOR          WITHHELD
                     -------------                                     ----------     ---------
                     Beryl F. Anthony, Jr.  . . . . . . . . . . .      75,801,635      331,155
                     David R. Banks   . . . . . . . . . . . . . .      75,814,979      317,811
                     James R. Greene  . . . . . . . . . . . . . .      75,812,682      320,108
                     Edith E. Holiday   . . . . . . . . . . . . .      75,806,107      326,683
                     Jon E. M. Jacoby   . . . . . . . . . . . . .      75,815,396      317,394
                     Risa J. Lavizzo-Mourey, M.D.   . . . . . . .      75,819,860      312,930
                     Louis W. Menk  . . . . . . . . . . . . . . .      75,796,532      336,258
                     Marilyn R. Seymann   . . . . . . . . . . . .      75,842,954      289,836
                     Will K. Weinstein  . . . . . . . . . . . . .      75,825,463      307,327


    The Stockholder Rights Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                              For . . . . . . . . . . . . . . . . . . . . .     38,620,544
                              Against . . . . . . . . . . . . . . . . . . .     23,552,805
                              Abstentions . . . . . . . . . . . . . . . . .      1,207,613


    The appointment of Ernst & Young LLP as independent auditors for 1995 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                              For . . . . . . . . . . . . . . . . . . . . .     75,620,520
                              Against . . . . . . . . . . . . . . . . . . .        382,633
                              Abstentions . . . . . . . . . . . . . . . . .        134,177

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1995

                                  (UNAUDITED)

ITEM 6(a).  EXHIBITS

EXHIBIT
NUMBER                                                 DESCRIPTION
-------                                                -----------
 4.1      Indenture dated as of December 27, 1990 (the "Senior Secured Note Indenture"), among Beverly California,
          Beverly Enterprises, Inc. and Yasuda Bank and Trust Company (U.S.A.) with respect to Senior Secured Floating
          Rate Notes due 1995 and 14 1/4% Senior Secured Fixed Rate Notes due 1997 (incorporated by reference to
          Exhibit 4.1 to the Registration Statement on Form S-4 of Beverly California, Beverly Enterprises, Inc. and the
          Registrants set forth on the Table of Additional Co-Registrants filed on February 8, 1991 (File No. 33-38954))
 4.2      Supplemental Indenture No. 1, dated as of September 20, 1991, to the Senior Secured Note Indenture
          (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1991)
 4.3      Supplemental Indenture No. 2, dated as of September 26, 1991, to the Senior Secured Note Indenture
          (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1991)
 4.4      Supplemental Indenture No. 3, dated as of March 11, 1992, to the Senior Secured Note Indenture (incorporated by reference to Exhibit 4 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1992)
 4.5      Supplemental Indenture No. 4, dated as of July 21, 1993, to the Senior Secured Note Indenture (incorporated by reference to Exhibit 4.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1993)
 4.6      Supplemental Indenture No. 5, dated as of November 1, 1994, to the Senior Secured Note Indenture (incorporated by reference to Exhibit 4.6 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
          February 13, 1995 (File No. 33-57663))
 4.7      Supplemental Indenture No. 6, dated as of December 30, 1994, to the Senior Secured Note Indenture
          (incorporated by reference to Exhibit 4.7 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
          filed on February 13, 1995 (File No. 33-57663))
 4.8      Subsidiary Guaranty dated as of December 27, 1990 by Beverly Enterprises, Inc., Beverly California Corporation
          and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.3 to the Registration
          Statement on Form S-4 of Beverly California Corporation, Beverly Enterprises, Inc. and the Registrants set
          forth on the Table of Additional Co-Registrants filed on February 8, 1991 (File No. 33-38954))
 4.9      Subsidiary Guaranty dated as of April 1, 1991 by Beverly Enterprises, Inc., Beverly California Corporation and
          the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.5 to Beverly Enterprises,
          Inc.'s  Annual Report on Form 10-K for the year ended December 31, 1991)
4.10      Subsidiary Guaranty dated as of October 31, 1991 by Beverly Enterprises, Inc., Beverly California Corporation
          and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.6 to Beverly Enterprises,
          Inc.'s  Annual Report on Form 10-K for the year ended December 31, 1991)
4.11      Subsidiary Guaranty dated as of December 30, 1991 by Beverly Enterprises, Inc., Beverly California Corporation
          and Beverly Indemnity, Inc. as Subsidiary Guarantor (incorporated by reference to Exhibit 4.7 to Beverly
          Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
4.12      Indenture dated as of August 1, 1993 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s 5 1/2% Convertible Subordinated Debentures due August 1, 2018, issuable upon exchange of Beverly Enterprises, Inc.'s $2.75 Cumulative Convertible Exchangeable Preferred Stock (the
          "Subordinated Debenture Indenture") (incorporated by reference to Exhibit 4.10 to Beverly Enterprises, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)


EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------
4.13      Certificate of Designation, Powers, Preferences and Rights, and the Qualifications, Limitations or
          Restrictions Thereof, of the Series of Preferred Stock to be designated $2.75 Cumulative Convertible
          Exchangeable Preferred Stock of Beverly Enterprises, Inc. (the "$2.75 Certificate of
          Designation")(incorporated by reference to Exhibit 4.12 to Beverly Enterprises, Inc.'s Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1993)
4.14      Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"), among Beverly Enterprises, Inc.,
          Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to
          First Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Quarterly Report
          on Form 10-Q for the quarter ended March 31, 1993)
4.15      First Supplemental Indenture dated as of April 1, 1993  to  the  First  Mortgage  Bond  Indenture,  with respect to 8 3/4% First Mortgage Bonds (Series A) due 2008 (incorporated by reference to Exhibit 4.2 to
          Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.16      Second  Supplemental  Indenture  dated  as  of  July  1,  1993  to  the First Mortgage Bond Indenture, with respect to 8 5/8% First Mortgage Bonds (Series B) due 2008 (replaces Exhibit 4.1 to Beverly Enterprises,
          Inc.'s Current Report on Form 8-K dated July 15, 1993)(incorporated by reference to Exhibit 4.15 to Beverly
          Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.17      Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and
          Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to
          Beverly Enterprises, Inc.'s Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))
4.18      First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8 3/4%
          Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Current Report on Form
          8-K dated January 4, 1994)
4.19      Rights Agreement dated as of September 29, 1994, between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Beverly Enterprises' Registration Statement on Form
          8-A filed on October 18, 1994)
4.20      Amendment, dated as of April 6, 1995, to the Rights Agreement between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent

              In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly
              Enterprises, Inc.'s long-term obligations have not been filed; copies thereof will be furnished to the
              Securities and Exchange Commission upon request.

10.1*     Amended and Restated 1981 Beverly Incentive Stock Option Plan (incorporated by reference to Post-Effective
          Amendment No. 2 on Form S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
          July 31, 1987 (File No. 33-13243))
10.2*     1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on
          Form S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on July 31, 1987
          (File No. 33-13243))
10.3*     Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan (the "1993 Plan") (as
          amended by Amendment No. 1) (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.4*     Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Beverly
          Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.5*     Form of Other Stock Unit Agreement under the 1993 Plan (incorporated by reference to Exhibit 10.5 to Beverly
          Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.6*     Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.5 to Beverly Enterprises,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10.7*     Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Registration Statement on Form S-8 filed on September 21, 1994 (File No. 33-
          55571))
10.8*     Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
          Annual Report on Form 10-K for the year ended December 31, 1987)
10.9*     Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance Plan and Summary Plan Description (the
          "Executive Life Plan") (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report
          on Form 10-K for the year ended December 31, 1993)


EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------
10.10*    Amendment No. 1, effective September 29, 1994, to the Executive Life Plan (incorporated by reference to
          Exhibit 10.10 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.11*    Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1993)
10.12*    Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit
          10.6 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.13*    Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to
          Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.14*    Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
          Report on Form 10-K for the year ended December 31, 1987)
10.15*    Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to
          Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.16*    Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1991)
10.17*    Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to
          Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.18*    Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31,
          1994)
10.19*    Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1994)
10.20*    Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1987)
10.21*    Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.'s Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1987)
10.22*    Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.'s Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1987)
10.23*    Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on
          January 18, 1990 (File No. 33-33052))
10.24*    Severance Plan for Corporate and Regional Employees effective December 1, 1989 (incorporated by reference to
          Exhibit 10.21 to Amendment No. 1 to Beverly Enterprises, Inc. Registration Statement on Form S-1 filed on
          February 26, 1990 (File No. 33-33052))
10.25*    Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock
          Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Registration Statement
          on Form S-1 filed on July 30, 1990 (File No. 33-36109))
10.26*    Form of Agreement Concerning Benefits Upon Severance dated as of September 1, 1990 between Beverly
          Enterprises, Inc. and certain officers of Beverly Enterprises, Inc. (incorporated by reference to
          Exhibit 10.23 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30, 1990 (File
          No. 33-36109))
10.27*    First Amendment to Agreement Concerning Benefits Upon Severance dated as of April 25, 1993 between Beverly
          Enterprises, Inc. and Ronald C. Kayne (incorporated by reference to Exhibit 10.22 to Beverly Enterprises,
          Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993)
10.28*    Form of Employment Agreement, made as of September 29, 1994, between Beverly Enterprises, Inc. and David R.
          Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
          for the year ended December 31, 1994)
10.29*    Amendment Number One to the Employment Contract dated as of June 19, 1995 between Beverly Enterprises, Inc.
          and David R. Banks


EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------
10.30*    Form of Change In Control Severance Agreement, made as of September 29, 1994, between Beverly Enterprises,
          Inc. and its Executive Vice Presidents (incorporated by reference to Exhibit 10.29 to Beverly Enterprises,
          Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.31*    Form of Change In Control Severance Agreement, made as of September 29, 1994, between Beverly Enterprises,
          Inc. and certain of its officers (incorporated by reference to Exhibit 10.30 to Beverly Enterprises, Inc.'s
          Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.32*    Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to
          Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.33*    American Transitional Hospitals, Inc. 1993 Nonqualified Stock Option Plan assumed by Beverly Enterprises, Inc.
          (incorporated by reference to Exhibit 10.39 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
          (Amendment No. 1) filed  on August 5, 1994 (File No. 33-54501))
10.34*    Stock Option Agreement between Beverly Enterprises, Inc. and Robert C. Crosby dated September 2, 1994
          (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Registration Statement on Form S-8
          filed on September 21, 1994 (File No. 33-55571))
10.35     Master Lease Document - General Terms and Conditions dated December 30, 1985 for Leases between Beverly
          California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation's Annual Report on
          Form 10-K for the year ended December 31, 1985)
10.36     Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises - Texas,
          Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California
          Corporation's Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of
          July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises - Texas,
          Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly
          Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.37     Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises, Inc., Beverly California Corporation,
          the Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd.  Los
          Angeles Agency as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly
          Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
10.38     Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit
          10.3 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
10.39     Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit
          10.23 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.40     Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement (incorporated by reference to Exhibit
          10.24 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.41     Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit
          10.31 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.42     Eighth Amendment dated as of November 1, 1994 to the LTCB Credit Agreement (incorporated by reference to
          Exhibit 10.41 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.43     Ninth Amendment dated as of November 9, 1994 to the LTCB Credit Agreement (incorporated by reference to
          Exhibit 10.42 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.44     Tenth Amendment dated as of December 6, 1994 to the LTCB Credit Agreement (incorporated by reference to
          Exhibit 10.43 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.45     Eleventh Amendment dated as of March 27, 1995 to the LTCB Credit Agreement (incorporated by reference to
          Exhibit 10.44 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31,
          1995)

EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------
10.46     First Amendment and Restatement dated as of December 1, 1994 to Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California Corporation, the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed therein, Beverly Enterprises, Inc. and certain wholly-owned subsidiaries of Beverly Enterprises, Inc. which may  become parties thereto (incorporated by reference to
          Exhibit 10.44 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.47     Trust Indenture dated as of December 1, 1994 from Beverly Funding Corporation, as Issuer, to Chemical Bank, as
          Trustee (the "Chemical Indenture") (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
          Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.48     Series Supplement dated as of December 1, 1994 to the Chemical Indenture (incorporated by reference to Exhibit
          10.46 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No.
          33-57663))
10.49     Credit Agreement dated as of March 2, 1993 among Beverly Enterprises, Inc., Beverly California Corporation,
          the Lenders listed therein, and the Nippon Credit Bank, Ltd.  Los Angeles Agency as Agent (the "Nippon Credit
          Agreement") (incorporated by reference to Exhibit 10.29 to Beverly Enterprises, Inc.'s Annual Report on Form
          10-K for the year ended December 31, 1992)
10.50     Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit
          10.37 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.51     Third Amendment dated as of November 1, 1994 to the Nippon Credit Agreement (incorporated by reference to
          Exhibit 10.49 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.52     Fourth Amendment dated as of November 9, 1994 to the Nippon Credit Agreement (incorporated by reference to
          Exhibit 10.50 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.53     Fifth Amendment dated as of December 30, 1994 to the Nippon Credit Agreement (incorporated by reference to
          Exhibit 10.52 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31,
          1995)
10.54     Credit Agreement dated as of November 1, 1994 among Beverly California Corporation, Beverly Enterprises, Inc.,
          the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Issuing Bank and as Agent (the
          "Morgan Credit Agreement") (incorporated by reference to Exhibit 10.51 to Beverly Enterprises, Inc.'s
          Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.55     First Amendment dated as of December 30, 1994 to the Morgan Credit Agreement (incorporated by reference to
          Exhibit 10.52 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.56     Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services,
          Inc. and Beverly California Corporation (incorporated by reference to Exhibit 10 to Beverly Enterprises,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)
10.57     Form of Employment Agreement to be executed by Robert C. Crosby and ATH at the time ATH became a wholly-owned subsidiary of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.38 to Beverly Enterprises,
          Inc.'s Registration Statement on Form S-4 filed on July 8, 1994 (File No. 33-54501))
10.58     Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
          13, 1995 (File No. 33-57663))
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the six months ended June 30, 1995

          * Exhibits 10.1 through 10.34 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

ITEM 6(b). REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K, dated June 27, 1995, which reported under Item 5 the acquisition of PMSI.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BEVERLY ENTERPRISES, INC.
                                      Registrant




Dated:  August 11, 1995               By:            SCOTT M. TABAKIN
                                         --------------------------------------
                                                      Scott M. Tabakin
                                           Senior Vice President, Controller and
                                                    Chief Accounting Officer

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                                                 DESCRIPTION
-------                                                -----------
 4.1      Indenture dated as of December 27, 1990 (the "Senior Secured Note Indenture"), among Beverly California,
          Beverly Enterprises, Inc. and Yasuda Bank and Trust Company (U.S.A.) with respect to Senior Secured Floating
          Rate Notes due 1995 and 14 1/4% Senior Secured Fixed Rate Notes due 1997 (incorporated by reference to
          Exhibit 4.1 to the Registration Statement on Form S-4 of Beverly California, Beverly Enterprises, Inc. and the
          Registrants set forth on the Table of Additional Co-Registrants filed on February 8, 1991 (File No. 33-38954))
 4.2      Supplemental Indenture No. 1, dated as of September 20, 1991, to the Senior Secured Note Indenture
          (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1991)
 4.3      Supplemental Indenture No. 2, dated as of September 26, 1991, to the Senior Secured Note Indenture
          (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1991)
 4.4      Supplemental Indenture No. 3, dated as of March 11, 1992, to the Senior Secured Note Indenture (incorporated by reference to Exhibit 4 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1992)
 4.5      Supplemental Indenture No. 4, dated as of July 21, 1993, to the Senior Secured Note Indenture (incorporated by reference to Exhibit 4.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1993)
 4.6      Supplemental Indenture No. 5, dated as of November 1, 1994, to the Senior Secured Note Indenture (incorporated by reference to Exhibit 4.6 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
          February 13, 1995 (File No. 33-57663))
 4.7      Supplemental Indenture No. 6, dated as of December 30, 1994, to the Senior Secured Note Indenture
          (incorporated by reference to Exhibit 4.7 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
          filed on February 13, 1995 (File No. 33-57663))
 4.8      Subsidiary Guaranty dated as of December 27, 1990 by Beverly Enterprises, Inc., Beverly California Corporation
          and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.3 to the Registration
          Statement on Form S-4 of Beverly California Corporation, Beverly Enterprises, Inc. and the Registrants set
          forth on the Table of Additional Co-Registrants filed on February 8, 1991 (File No. 33-38954))
 4.9      Subsidiary Guaranty dated as of April 1, 1991 by Beverly Enterprises, Inc., Beverly California Corporation and
          the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.5 to Beverly Enterprises,
          Inc.'s  Annual Report on Form 10-K for the year ended December 31, 1991)
4.10      Subsidiary Guaranty dated as of October 31, 1991 by Beverly Enterprises, Inc., Beverly California Corporation
          and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.6 to Beverly Enterprises,
          Inc.'s  Annual Report on Form 10-K for the year ended December 31, 1991)
4.11      Subsidiary Guaranty dated as of December 30, 1991 by Beverly Enterprises, Inc., Beverly California Corporation
          and Beverly Indemnity, Inc. as Subsidiary Guarantor (incorporated by reference to Exhibit 4.7 to Beverly
          Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
4.12      Indenture dated as of August 1, 1993 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s 5 1/2% Convertible Subordinated Debentures due August 1, 2018, issuable upon exchange of Beverly Enterprises, Inc.'s $2.75 Cumulative Convertible Exchangeable Preferred Stock (the
          "Subordinated Debenture Indenture") (incorporated by reference to Exhibit 4.10 to Beverly Enterprises, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------
4.13      Certificate of Designation, Powers, Preferences and Rights, and the Qualifications, Limitations or
          Restrictions Thereof, of the Series of Preferred Stock to be designated $2.75 Cumulative Convertible
          Exchangeable Preferred Stock of Beverly Enterprises, Inc. (the "$2.75 Certificate of
          Designation")(incorporated by reference to Exhibit 4.12 to Beverly Enterprises, Inc.'s Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1993)
4.14      Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"), among Beverly Enterprises, Inc.,
          Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to
          First Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Quarterly Report
          on Form 10-Q for the quarter ended March 31, 1993)
4.15      First Supplemental Indenture dated as of April 1, 1993  to  the  First  Mortgage  Bond  Indenture,  with respect to 8 3/4% First Mortgage Bonds (Series A) due 2008 (incorporated by reference to Exhibit 4.2 to
          Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.16      Second  Supplemental  Indenture  dated  as  of  July  1,  1993  to  the First Mortgage Bond Indenture, with respect to 8 5/8% First Mortgage Bonds (Series B) due 2008 (replaces Exhibit 4.1 to Beverly Enterprises,
          Inc.'s Current Report on Form 8-K dated July 15, 1993)(incorporated by reference to Exhibit 4.15 to Beverly
          Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.17      Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and
          Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to
          Beverly Enterprises, Inc.'s Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))
4.18      First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8 3/4%
          Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Current Report on Form
          8-K dated January 4, 1994)
4.19      Rights Agreement dated as of September 29, 1994, between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Beverly Enterprises' Registration Statement on Form
          8-A filed on October 18, 1994)
4.20      Amendment, dated as of April 6, 1995, to the Rights Agreement between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent

              In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly
              Enterprises, Inc.'s long-term obligations have not been filed; copies thereof will be furnished to the
              Securities and Exchange Commission upon request.

10.1*     Amended and Restated 1981 Beverly Incentive Stock Option Plan (incorporated by reference to Post-Effective
          Amendment No. 2 on Form S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
          July 31, 1987 (File No. 33-13243))
10.2*     1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on
          Form S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on July 31, 1987
          (File No. 33-13243))
10.3*     Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan (the "1993 Plan") (as
          amended by Amendment No. 1) (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.4*     Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Beverly
          Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.5*     Form of Other Stock Unit Agreement under the 1993 Plan (incorporated by reference to Exhibit 10.5 to Beverly
          Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.6*     Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.5 to Beverly Enterprises,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10.7*     Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Registration Statement on Form S-8 filed on September 21, 1994 (File No. 33-
          55571))
10.8*     Executive Medical Reimbursement Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
          Annual Report on Form 10-K for the year ended December 31, 1987)
10.9*     Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance Plan and Summary Plan Description (the
          "Executive Life Plan") (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report
          on Form 10-K for the year ended December 31, 1993)

EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------
10.10*    Amendment No. 1, effective September 29, 1994, to the Executive Life Plan (incorporated by reference to
          Exhibit 10.10 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.11*    Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1993)
10.12*    Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit
          10.6 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.13*    Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to
          Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.14*    Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual
          Report on Form 10-K for the year ended December 31, 1987)
10.15*    Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to
          Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.16*    Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1991)
10.17*    Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to
          Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.18*    Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31,
          1994)
10.19*    Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
          December 31, 1994)
10.20*    Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.'s Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1987)
10.21*    Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.'s Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1987)
10.22*    Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.'s Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1987)
10.23*    Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on
          January 18, 1990 (File No. 33-33052))
10.24*    Severance Plan for Corporate and Regional Employees effective December 1, 1989 (incorporated by reference to
          Exhibit 10.21 to Amendment No. 1 to Beverly Enterprises, Inc. Registration Statement on Form S-1 filed on
          February 26, 1990 (File No. 33-33052))
10.25*    Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock
          Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Registration Statement
          on Form S-1 filed on July 30, 1990 (File No. 33-36109))
10.26*    Form of Agreement Concerning Benefits Upon Severance dated as of September 1, 1990 between Beverly
          Enterprises, Inc. and certain officers of Beverly Enterprises, Inc. (incorporated by reference to
          Exhibit 10.23 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30, 1990 (File
          No. 33-36109))
10.27*    First Amendment to Agreement Concerning Benefits Upon Severance dated as of April 25, 1993 between Beverly
          Enterprises, Inc. and Ronald C. Kayne (incorporated by reference to Exhibit 10.22 to Beverly Enterprises,
          Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993)
10.28*    Form of Employment Agreement, made as of September 29, 1994, between Beverly Enterprises, Inc. and David R.
          Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
          for the year ended December 31, 1994)
10.29*    Amendment Number One to the Employment Contract dated as of June 19, 1995 between Beverly Enterprises, Inc.
          and David R. Banks

EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------
10.30*    Form of Change In Control Severance Agreement, made as of September 29, 1994, between Beverly Enterprises,
          Inc. and its Executive Vice Presidents (incorporated by reference to Exhibit 10.29 to Beverly Enterprises,
          Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.31*    Form of Change In Control Severance Agreement, made as of September 29, 1994, between Beverly Enterprises,
          Inc. and certain of its officers (incorporated by reference to Exhibit 10.30 to Beverly Enterprises, Inc.'s
          Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.32*    Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to
          Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.33*    American Transitional Hospitals, Inc. 1993 Nonqualified Stock Option Plan assumed by Beverly Enterprises, Inc.
          (incorporated by reference to Exhibit 10.39 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
          (Amendment No. 1) filed  on August 5, 1994 (File No. 33-54501))
10.34*    Stock Option Agreement between Beverly Enterprises, Inc. and Robert C. Crosby dated September 2, 1994
          (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Registration Statement on Form S-8
          filed on September 21, 1994 (File No. 33-55571))
10.35     Master Lease Document - General Terms and Conditions dated December 30, 1985 for Leases between Beverly
          California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California Corporation's Annual Report on
          Form 10-K for the year ended December 31, 1985)
10.36     Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises - Texas,
          Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California
          Corporation's Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of
          July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises - Texas,
          Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly
          Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.37     Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises, Inc., Beverly California Corporation,
          the Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd.  Los
          Angeles Agency as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly
          Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
10.38     Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit
          10.3 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
10.39     Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit
          10.23 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.40     Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement (incorporated by reference to Exhibit
          10.24 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.41     Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit
          10.31 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.42     Eighth Amendment dated as of November 1, 1994 to the LTCB Credit Agreement (incorporated by reference to
          Exhibit 10.41 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.43     Ninth Amendment dated as of November 9, 1994 to the LTCB Credit Agreement (incorporated by reference to
          Exhibit 10.42 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.44     Tenth Amendment dated as of December 6, 1994 to the LTCB Credit Agreement (incorporated by reference to
          Exhibit 10.43 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.45     Eleventh Amendment dated as of March 27, 1995 to the LTCB Credit Agreement (incorporated by reference to
          Exhibit 10.44 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31,
          1995)

EXHIBIT
NUMBER                                               DESCRIPTION
-------                                              -----------
10.46     First Amendment and Restatement dated as of December 1, 1994 to Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California Corporation, the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed therein, Beverly Enterprises, Inc. and certain wholly-owned subsidiaries of Beverly Enterprises, Inc. which may  become parties thereto (incorporated by reference to
          Exhibit 10.44 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.47     Trust Indenture dated as of December 1, 1994 from Beverly Funding Corporation, as Issuer, to Chemical Bank, as
          Trustee (the "Chemical Indenture") (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s
          Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.48     Series Supplement dated as of December 1, 1994 to the Chemical Indenture (incorporated by reference to Exhibit
          10.46 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No.
          33-57663))
10.49     Credit Agreement dated as of March 2, 1993 among Beverly Enterprises, Inc., Beverly California Corporation,
          the Lenders listed therein, and the Nippon Credit Bank, Ltd.  Los Angeles Agency as Agent (the "Nippon Credit
          Agreement") (incorporated by reference to Exhibit 10.29 to Beverly Enterprises, Inc.'s Annual Report on Form
          10-K for the year ended December 31, 1992)
10.50     Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit
          10.37 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.51     Third Amendment dated as of November 1, 1994 to the Nippon Credit Agreement (incorporated by reference to
          Exhibit 10.49 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.52     Fourth Amendment dated as of November 9, 1994 to the Nippon Credit Agreement (incorporated by reference to
          Exhibit 10.50 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.53     Fifth Amendment dated as of December 30, 1994 to the Nippon Credit Agreement (incorporated by reference to
          Exhibit 10.52 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31,
          1995)
10.54     Credit Agreement dated as of November 1, 1994 among Beverly California Corporation, Beverly Enterprises, Inc.,
          the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Issuing Bank and as Agent (the
          "Morgan Credit Agreement") (incorporated by reference to Exhibit 10.51 to Beverly Enterprises, Inc.'s
          Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.55     First Amendment dated as of December 30, 1994 to the Morgan Credit Agreement (incorporated by reference to
          Exhibit 10.52 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995
          (File No. 33-57663))
10.56     Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services,
          Inc. and Beverly California Corporation (incorporated by reference to Exhibit 10 to Beverly Enterprises,
          Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)
10.57     Form of Employment Agreement to be executed by Robert C. Crosby and ATH at the time ATH became a wholly-owned subsidiary of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.38 to Beverly Enterprises,
          Inc.'s Registration Statement on Form S-4 filed on July 8, 1994 (File No. 33-54501))
10.58     Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
          13, 1995 (File No. 33-57663))
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the six months ended June 30, 1995

          * Exhibits 10.1 through 10.34 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.