Form 10-Q
period 1995-09-30
BEVERLY ENTERPRISES INC /DE/
filed 1995-11-13
CIK 812305

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
   X    QUARTERLY REPORT  PURSUANT TO  SECTION 13  OR 15(d)  OF THE SECURITIES
  ---   EXCHANGE ACT  OF 1934  FOR THE  QUARTERLY PERIOD  ENDED SEPTEMBER 30,
        1995

  ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________ TO __________


                         COMMISSION FILE NUMBER 1-9550


                           BEVERLY ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



       DELAWARE                                    95-4100309
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

   5111 ROGERS AVENUE, SUITE 40-A
        FORT SMITH, ARKANSAS                      72919-0155
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (501) 452-6712


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

       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
        EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 31, 1995 -- 98,456,905

--------------------------------------------------------------------------------
================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1995

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


                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                             (DOLLARS IN THOUSANDS)

                                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                                    1995               1994
                                                                                              -----------------  -----------------
                                                                                                 (UNAUDITED)          (NOTE)
                                                       ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    55,678      $    67,964
   Accounts receivable-patient, less allowance for doubtful accounts:
     1995--$22,799; 1994--$28,293 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        470,159          438,743
   Accounts receivable-nonpatient, less allowance for doubtful accounts:
     1995--$257; 1994--$302 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,845           10,896
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,712            5,028
   Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,582           60,243
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,235           35,098
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,150           34,365
                                                                                               -----------      -----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        691,361          652,337
Property and equipment, net of accumulated depreciation and amortization:
    1995--$625,173; 1994--$592,158  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,229,196        1,200,623
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1995--$6,386; 1994--$6,429  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42,437           41,677
   Designated and restricted funds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,814           41,939
   Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        380,007          245,990
   Operating and leasehold rights and licenses, net . . . . . . . . . . . . . . . . . . . .         21,147           23,336
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      135,002          116,676
                                                                                               -----------      -----------
      Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      624,407          469,618
                                                                                               -----------      -----------
                                                                                               $ 2,544,964      $ 2,322,578
                                                                                               ===========      ===========

                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   137,537      $   117,001
   Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,000               --
   Accrued wages and related liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        131,144          132,066
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,659           10,828
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         87,082           85,110
   Current portion of long-term obligations . . . . . . . . . . . . . . . . . . . . . . . .         59,118           60,199
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,608            4,421
                                                                                               -----------      -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        446,148          409,625
Long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        897,103          918,018
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,272           81,117
Other liabilities and deferred items  . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,760           86,574
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares issued and outstanding:  3,000,000 . . . . . . . . . . . . . . .        150,000          150,000
   Common stock, shares issued:  1995--102,364,501; 1994--89,620,822  . . . . . . . . . . .         10,236            8,962
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        762,480          609,762
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        148,100           98,655
   Treasury stock, at cost:  3,972,208 shares . . . . . . . . . . . . . . . . . . . . . . .        (40,135)         (40,135)
                                                                                               -----------      -----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,030,681          827,244
                                                                                               -----------      -----------
                                                                                               $ 2,544,964      $ 2,322,578
                                                                                               ===========      ===========

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

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    ---------------------           -------------------------
                                                                      1995          1994              1995            1994
                                                                      ----          ----              ----            ----
Net operating revenues  . . . . . . . . . . . . . . . . . . .    $  834,905    $  763,327       $  2,420,899     $  2,204,527
Interest income . . . . . . . . . . . . . . . . . . . . . . .         3,505         3,340             10,267           10,709
                                                                 ----------    ----------       ------------     ------------
       Total revenues . . . . . . . . . . . . . . . . . . . .       838,410       766,667          2,431,166        2,215,236
Costs and expenses:
   Operating and administrative:
     Wages and related  . . . . . . . . . . . . . . . . . . .       442,679       406,226          1,285,091        1,183,900
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .       308,177       286,549            914,490          832,969
   Interest . . . . . . . . . . . . . . . . . . . . . . . . .        21,598        16,083             63,872           47,297
   Depreciation and amortization  . . . . . . . . . . . . . .        25,991        22,740             77,982           65,036
                                                                 ----------    ----------       ------------     ------------
       Total costs and expenses . . . . . . . . . . . . . . .       798,445       731,598          2,341,435        2,129,202
                                                                 ----------    ----------       ------------     ------------

Income before provision for income taxes  . . . . . . . . . .        39,965        35,069             89,731           86,034
Provision for income taxes  . . . . . . . . . . . . . . . . .        15,187        11,573             34,098           28,391
                                                                 ----------    ----------       ------------     ------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .    $   24,778    $   23,496       $     55,633     $     57,643
                                                                 ==========    ==========       ============     ============

Net income per share of common stock:
  Primary:
   Net income applicable to common shares . . . . . . . . . .    $   22,715    $   21,433       $     49,445     $     51,455
                                                                 ==========    ==========       ============     ============
   Net income per share . . . . . . . . . . . . . . . . . . .    $      .23    $      .25       $        .54     $        .59
                                                                 ==========    ==========       ============     ============
   Shares used to compute net income per share  . . . . . . .        99,879        87,064             91,736           87,014
                                                                 ==========    ==========       ============     ============

  Fully diluted:
   Net income applicable to common shares . . . . . . . . . .    $   24,778    $   23,496       $     49,445     $     57,643
                                                                 ==========    ==========       ============     ============
   Net income per share . . . . . . . . . . . . . . . . . . .    $      .22    $      .24       $        .54     $        .59
                                                                 ==========    ==========       ============     ============
   Shares used to compute net income per share  . . . . . . .       111,209        98,612             91,907           98,481
                                                                 ==========    ==========       ============     ============



     Net income applicable to common shares is computed by deducting preferred stock dividends from net income, when dilutive. Primary earnings per share for the three-month and nine-month periods ended September 30, 1995 and 1994 and fully diluted earnings per share for the nine-month period ended September 30, 1995 were computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the three-month periods ended September 30, 1995 and 1994 and the nine-month period ended September 30, 1994 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method and the assumed conversion of the Company's cumulative convertible exchangeable preferred stock. Conversion of the Company's 7.625% convertible subordinated debentures and zero coupon notes would have an anti-dilutve effect and, therefore, were not assumed.



                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                                    1995               1994
                                                                                                  ---------         ---------
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   55,633         $   57,643
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .         77,982             65,036
         Provision for reserves and discounts on patient, notes and other receivables, net          10,788             13,319
         Amortization of deferred financing costs   . . . . . . . . . . . . . . . . . . . .          3,346              3,323
         Gains on dispositions of facilities and other assets, net  . . . . . . . . . . . .         (1,990)            (9,512)
         Deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,007              1,496
         Net decrease in insurance reserves   . . . . . . . . . . . . . . . . . . . . . . .         (5,154)            (1,179)
         Changes in operating assets and liabilities, net of acquisitions and dispositions:
             Accounts receivable - patient  . . . . . . . . . . . . . . . . . . . . . . . .        (27,251)           (36,463)
             Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            106               (728)
             Prepaid expenses and other receivables . . . . . . . . . . . . . . . . . . . .            616             (2,360)
             Accounts payable and other accrued expenses  . . . . . . . . . . . . . . . . .          5,673              3,536
             Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,447              6,049
             Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,784)           (13,427)
                                                                                                ----------         ----------
                Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         74,786             29,090
                                                                                                ----------         ----------
                Net cash provided by operating activities . . . . . . . . . . . . . . . . .        130,419             86,733
Cash flows from investing activities:
      Proceeds from dispositions of facilities and other assets   . . . . . . . . . . . . .         15,002             33,344
      Payments for acquisitions, net of cash acquired   . . . . . . . . . . . . . . . . . .        (30,719)           (38,502)
      Payments on notes receivable and REMIC investment   . . . . . . . . . . . . . . . . .         15,337              7,726
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (82,187)           (92,182)
      Construction and development in progress, net   . . . . . . . . . . . . . . . . . . .        (42,436)              (807)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13,500)            (8,146)
                                                                                                ----------         ----------
                Net cash used for investing activities  . . . . . . . . . . . . . . . . . .       (138,503)           (98,567)
Cash flows from financing activities:
      Repayments of long-term obligations   . . . . . . . . . . . . . . . . . . . . . . . .        (35,759)           (38,686)
      Proceeds from issuance of long-term obligations   . . . . . . . . . . . . . . . . . .         25,000             33,300
      Net borrowings under revolving credit facility  . . . . . . . . . . . . . . . . . . .         12,000              1,000
      Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . . . . . .          1,950             13,915
      Proceeds from issuance of ATH preferred stock   . . . . . . . . . . . . . . . . . . .            ---              1,264
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,621)            (3,497)
      Dividends paid on preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .         (6,188)            (6,188)
      Proceeds from designated funds, net   . . . . . . . . . . . . . . . . . . . . . . . .            416              3,012
                                                                                                ----------         ----------
                Net cash provided by (used for) financing activities  . . . . . . . . . . .         (4,202)             4,120
                                                                                                ----------         ----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .        (12,286)            (7,714)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . .         67,964             77,058
                                                                                                ----------         ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . .     $   55,678         $   69,344
                                                                                                ==========         ==========

Supplemental schedule of cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized)  . . . . . . . . . . . . . . . . . . . . . . . .     $   59,695         $  44,634
      Income taxes (net of refunds)   . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,644            20,846

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

                                  (UNAUDITED)


  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

  Certain prior year amounts have been reclassified to conform with the 1995 presentation.

  (ii) The provisions for income taxes for the three-month and nine-month periods ended September 30, 1995 and 1994 were based on estimated annual tax rates of 38% and 33%, respectively. The Company's annual effective tax rates in 1995 and 1994 were different than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. The annual effective tax rate for 1995 increased to 38% compared to 33% in 1994 as a result of a substantial utilization of certain tax credit carryforwards in 1994 and prior years. The provisions for income taxes consist of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ------------------------         -------------------------
                                                      1995            1994             1995             1994
                                                    --------        --------         --------         --------
     Federal:
          Current   . . . . . . . . . . . . .      $   8,195       $   8,009        $  21,180        $  21,161
          Deferred  . . . . . . . . . . . . .          3,794             758            5,739              347

     State:
          Current   . . . . . . . . . . . . .          2,383           2,299            5,911            5,734
          Deferred  . . . . . . . . . . . . .            815             507            1,268            1,149
                                                   ---------      ----------        ---------        ---------
                                                   $  15,187      $   11,573        $  34,098        $  28,391
                                                   =========      ==========        =========        =========


  (iii) During the nine months ended September 30, 1995, the Company purchased 17 previously leased nursing facilities (2,118 beds), one previously leased retirement living center (17 units), and certain other assets for approximately $31,600,000 cash, approximately $40,400,000 acquired debt and approximately $1,700,000 security and other deposits. The Company does not operate four of such facilities which were subleased to other nursing home operators in prior year transactions and currently remain under lease to such operators. Also during such period, the Company sold, subleased or terminated the leases on 10 nursing facilities (1,121 beds), 12 homes for the developmentally disabled (1,065 beds), six retirement living centers (1,141 units) and certain other assets for cash proceeds of approximately $36,500,000 (approximately $22,600,000 of which was included in accounts receivable-nonpatient at September 30, 1995 and was received in October 1995), approximately $52,800,000 of assumed debt and approximately $3,700,000 of notes receivable. The Company recognized net pre-tax gains of approximately $2,000,000 as a result of these dispositions. The operations of these facilities were immaterial to the Company's financial position and results of operations.

                           BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1995

                                  (UNAUDITED)


   In June 1995, the Company completed its acquisition of Pharmacy Management Services, Inc. ("PMSI") in exchange for approximately 12,400,000 shares of the Company's $.10 par value common stock plus closing and related costs. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. The acquisition was accounted for as a purchase and was not material to the Company's financial position or results of operations.

   (iv) In April 1995, the Company announced that its Board of Directors had preliminarily approved a plan to spin off to its stockholders approximately 80% of the common stock of Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company which provides institutional pharmacy services to nursing homes, hospitals and other institutional customers as well as mail order pharmaceutical services to workers' compensation payors, claimants and employers. In addition, the Company announced that it was also contemplating a public offering of up to 19.9% of PCA's common stock. Subsequently, the Company disclosed that certain operational difficulties at PCA were adversely affecting PCA's operating results and that it had made changes in PCA's management and certain of PCA's operational and pricing policies to address these difficulties. The Company is evaluating the PCA spin-off in light of these developments as well as considering other strategic alternatives for PCA. The Board of Directors has made no commitment to a formal plan to dispose of the common stock of PCA, and there can be no assurance that the PCA spin-off or any other strategic transaction will occur.

   (v) On November 9, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission relating to a proposed underwritten public offering (the "Offering") by the Company of $150,000,000 aggregate principal amount of unsecured senior notes (the "Senior Notes"). The Company intends to use the net cash proceeds from this Offering to redeem all of the outstanding 14 1/4% Senior Secured Notes, to prepay certain scheduled maturities under various bank credit agreements and for general corporate purposes. The Senior Notes will be guaranteed by substantially all of the Company's subsidiaries and will impose on the Company certain financial tests and restrictive covenants. No assurance can be given that this Offering will be consummated.

   Effective November 1, 1995, the Company exercised its option to exchange (the "Exchange") all of the outstanding shares of its $2.75 Cumulative Convertible Exchangeable Preferred Stock (liquidation preference $50 per share) (the "Preferred Stock") for $150,000,000 aggregate principal amount of its
5 1/2% Convertible Subordinated Debentures due August 1, 2018 (the "5 1/2% Subordinated Debentures"). The Company issued $50 principal amount of 5 1/2% Subordinated Debentures in exchange for each share of Preferred Stock. All
holders of Preferred Stock were required to participate in the Exchange.   The
5 1/2% Subordinated Debentures contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock. Had the Exchange been completed prior to January 1, 1995, the pro forma net income per share for the three-month and nine-month periods ended September 30, 1995 would have been $.24 and $.56, respectively.

   In June 1995, the Company issued $25,000,000 aggregate principal amount of taxable revenue bonds ("Series 1995 Bonds"), which require semi-annual interest-only payments at the rate of 6.88% per annum with respect to $7,000,000 of such bonds and interest-only payments at the rate of 7.24% per annum with respect to $18,000,000 of such bonds. The Series 1995 Bonds require a $7,000,000 principal payment in June 2000, mature in June 2005 and are secured by a letter of credit.

   (vi) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                           BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1995

                                  (UNAUDITED)


   (vii) Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Effective January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS") and distributed certain of its wholly-owned subsidiaries to Beverly Delaware in an effort to better focus management's attention on specific services delivered by the Company within the long-term health care arena. Such subsidiaries include, among others, PCA, American Transitional Hospitals, Inc., Beverly Indemnity, Ltd. and Beverly REMIC Depositor, Inc. Beverly Delaware (the parent) provides financial, administrative and legal services to these subsidiaries, including BHRS, for which it charges management fees.

   The following summarized unaudited financial information concerning BHRS is being reported because BHRS's 7.625% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly held. Beverly Delaware is co-obligor of the Debt Securities. Summary unaudited financial information for BHRS is as follows (in thousands):

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------     ---------------------------
                                                                1995            1994         1995             1994
                                                            -----------     ----------     ----------     ------------
   Total revenues   . . . . . . . . . . . . . . . . . . .    $  709,455     $  767,101    $ 2,109,660     $  2,216,204
   Total costs and expenses   . . . . . . . . . . . . . .       673,154        732,555      2,031,519        2,130,735
   Net income   . . . . . . . . . . . . . . . . . . . . .        22,506         23,145         48,447           57,264


                                                                     AS  OF                            AS OF
                                                                SEPTEMBER 30, 1995                DECEMBER 31, 1994
                                                           ---------------------------        --------------------------
   Current assets   . . . . . . . . . . . . . . . . . . .              $ 432,903                   $  577,307
   Long-term assets   . . . . . . . . . . . . . . . . . .              1,406,195                    1,695,216
   Current liabilities  . . . . . . . . . . . . . . . . .                309,303                      402,463
   Long-term liabilities  . . . . . . . . . . . . . . . .                790,747                    1,071,276


                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1995

                                  (UNAUDITED)

GENERAL

   Health care system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for the federal and certain state governments. Although no comprehensive health care, Medicare or Medicaid reform legislation has yet been implemented, pressures to contain costs and the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the health care delivery system. In October 1995, both the U.S. House of Representatives and the U.S. Senate approved bills that would reshape the Medicare and Medicaid programs. These complex bills, as currently passed, propose significant reductions in the overall rate of Medicare and Medicaid spending growth. There is active discussion concerning these proposals and the form of any final legislation signed into law could differ significantly from current proposals. The impact of currently proposed legislation on the Company is not readily determinable. However, in their currently proposed form, such legislation and proposals could have a material adverse effect on the Company's future financial position, results of operations and cash flows.

   The Company's future operating performance will continue to be affected by the issues facing the long-term health care industry as a whole, including the maintenance of occupancy, its ability to continue to expand higher margin business, the availability of nursing, therapy and other personnel, the adequacy of funding of governmental reimbursement programs, the demand for nursing home care and the nature of any health care reform measures that may be taken by the federal government, as discussed above, as well as by any state governments. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will also significantly impact its future operating results.

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

   In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company will be required to adopt Statement No. 121 during the first quarter of 1996. Due to the significant number of operating facilities the Company maintains, and the extensive number of estimates that must be made to assess the impact of Statement No. 121, the effect of adoption on the Company's financial statements has not yet been determined, but is expected to be material.

OPERATING RESULTS

THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994

   Net income was $24,778,000 for the third quarter of 1995, as compared to net income of $23,496,000 for the same period in 1994. Income before provision for income taxes was $39,965,000 for the third quarter of 1995, as compared to $35,069,000 for the same period in 1994. The Company's annual effective tax rate increased to 38% in 1995 compared to 33% in 1994 as a result of a substantial utilization of certain tax credit carryforwards in 1994 and prior years.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1995

                                  (UNAUDITED)


   Net operating revenues and operating and administrative costs increased approximately $71,600,000 and $58,100,000, respectively, for the third quarter of 1995, as compared to the same period in 1994. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the quarters ended September 30, 1995 and 1994 ("same facility operations") of approximately $34,500,000 and $26,900,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $79,000,000 and $69,700,000, respectively, related to the expanded operations of American Transitional Hospitals, Inc. ("ATH") and the acquisitions of Insta-Care Holdings, Inc. ("Insta-Care") and the institutional pharmacy subsidiaries of Synetic, Inc. ("Synetic pharmacies") in late 1994 as well as Pharmacy Management Services, Inc. ("PMSI") in mid-1995; and decreases in net operating revenues and operating and administrative costs of approximately $41,900,000 and $38,500,000, respectively, due to the disposition of, or lease terminations on, 28 facilities in 1995 and 77 facilities in 1994.

   The increase in net operating revenues for same facility operations for the third quarter of 1995, as compared to the same period in 1994, was due to the following: approximately $26,600,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $9,700,000 due primarily to increases in pharmacy-related revenues; approximately $2,200,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; and approximately $2,300,000 due to various other items. These increases in net operating revenues were partially offset by approximately $6,300,000 due to a decrease in same facility occupancy to 88.4% for the third quarter of 1995, as compared to 89.5% for the same period in 1994.

   The increase in operating and administrative costs for same facility operations for the third quarter of 1995, as compared to the same period in 1994, was due to the following: approximately $32,100,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $4,900,000 due to increases in nursing supplies and other variable costs; and approximately $9,900,000 due primarily to increases in pharmacy-related costs and various other items. These increases in operating and administrative costs were partially offset by approximately $20,000,000 due to a decrease in contracted therapy services as a result of hiring therapists on staff as opposed to contracting for their services.

   Ancillary revenues are derived from providing services to residents beyond room, board and custodial care. These services include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceuticals and other services. The Company's overall ancillary revenues for the third quarter of 1995 were approximately $243,600,000 and represented 29.2% of net operating revenues, as compared to approximately $182,000,000 of ancillary revenues for the same period in 1994 which represented 23.8% of net operating revenues for the third quarter of 1994. The Company is pursuing further growth of ancillary revenues through expansion of specialty services, such as rehabilitation therapy and sales of pharmaceuticals. Due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services, and the corresponding reduction in costs, the overall rate of growth in ancillary revenues could be adversely impacted. See "-Liquidity and Capital Resources" below.

   Interest expense increased approximately $5,500,000 as compared to the same period in 1994 primarily due to additional interest related to the issuance of approximately $299,000,000 of long-term obligations primarily in conjunction with certain acquisitions. Depreciation and amortization expense increased approximately $3,300,000 as compared to the same period in 1994 primarily due to acquisitions, capital additions and improvements and the opening of newly constructed facilities, partially offset by a decrease due to the disposition of, or lease terminations on, certain facilities.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1995

                                  (UNAUDITED)


NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994

   Net income was $55,633,000 for the nine months ended September 30, 1995, as compared to net income of $57,643,000 for the same period in 1994. Income before provision for income taxes was $89,731,000 for the nine months ended September 30, 1995, as compared to $86,034,000 for the same period in 1994.

   Net operating revenues and operating and administrative costs increased approximately $216,400,000 and $182,700,000, respectively, for the nine months ended September 30, 1995, as compared to the same period in 1994. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the nine-month periods ended September 30, 1995 and 1994 ("same facility operations") of approximately $137,600,000 and $108,300,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $185,800,000 and $168,900,000, respectively, related to the expanded operations of ATH and the acquisitions of Insta-Care and Synetic pharmacies in late 1994 as well as PMSI in mid-1995; and decreases in net operating revenues and operating and administrative costs of approximately $107,000,000 and $94,500,000, respectively, due to the disposition of, or lease terminations on, 28 facilities in 1995 and 77 facilities in 1994.

   The increase in net operating revenues for same facility operations for the nine months ended September 30, 1995, as compared to the same period in 1994, was due to the following: approximately $88,600,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $28,800,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; approximately $25,000,000 due primarily to increases in pharmacy-related revenues; and approximately $9,000,000 due to various other items. These increases in net operating revenues were partially offset by approximately $13,800,000 due to a decrease in same facility occupancy to 88.6% for the nine months ended September 30, 1995, as compared to 89.4% for the same period in 1994.

   The increase in operating and administrative costs for same facility operations for the nine months ended September 30, 1995, as compared to the same period in 1994, was due to the following: approximately $98,100,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $23,600,000 due to increases in nursing supplies and other variable costs; and approximately $19,600,000 due primarily to increases in pharmacy-related costs and various other items. These increases in operating and administrative costs were partially offset by approximately $33,000,000 due to a decrease in contracted therapy services as a result of hiring therapists on staff as opposed to contracting for their services.

   The Company's overall ancillary revenues for the nine months ended September 30, 1995 were approximately $706,500,000 and represented 29.2% of net operating revenues, as compared to approximately $528,200,000 of ancillary revenues for the same period in 1994 which represented 24.0% of net operating revenues for the nine months ended September 30, 1994.

   Interest expense increased approximately $16,600,000 as compared to the same period in 1994 primarily due to additional interest related to the issuance of approximately $308,000,000 of long-term obligations primarily in conjunction with certain acquisitions. Depreciation and amortization expense increased approximately $12,900,000 as compared to the same period in 1994 primarily due to acquisitions, capital additions and improvements and the opening of newly constructed facilities, partially offset by a decrease due to the disposition of, or lease terminations on, certain facilities.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1995

                                  (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1995, the Company had approximately $55,700,000 in cash and cash equivalents and net working capital of approximately $245,200,000. The Company anticipates that approximately $30,800,000 of its existing cash at September 30, 1995, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $98,600,000 of unused commitments under its Revolver/Letter of Credit Facility as of September 30, 1995.

   Net cash provided by operating activities for the nine months ended September 30, 1995 was approximately $130,400,000, an increase of approximately $43,700,000 from the prior year. Net cash used for investing and financing activities were approximately $138,500,000 and $4,200,000, respectively, for the nine months ended September 30, 1995. The Company primarily used cash generated from operations to fund capital expenditures and construction totaling approximately $124,600,000. The Company received cash proceeds of approximately $15,000,000 from the dispositions of facilities and other assets and approximately $25,000,000 from the issuance of long-term obligations. Such proceeds, along with borrowings under the Company's revolving credit facility, were primarily used to repay approximately $35,800,000 of long-term obligations and to fund acquisitions of approximately $30,700,000. Approximately $22,600,000 of net cash proceeds from the sales of certain facilities and other assets during September 1995 was received in October 1995.

   On November 9, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission relating to a proposed underwritten public offering (the "Offering") by the Company of $150,000,000 aggregate principal amount of unsecured senior notes (the "Senior Notes"). The Company intends to use the net cash proceeds from this Offering to redeem all of the outstanding 14 1/4% Senior Secured Notes, to prepay certain scheduled maturities under various bank credit agreements and for general corporate purposes. The Senior Notes will be guaranteed by substantially all of the Company's subsidiaries and will impose on the Company certain financial tests and restrictive covenants. No assurance can be given that this Offering will be consummated.

   Effective November 1, 1995, the Company exercised its option to exchange (the "Exchange") all of the outstanding shares of its $2.75 Cumulative Convertible Exchangeable Preferred Stock (liquidation preference $50 per share) (the "Preferred Stock") for $150,000,000 aggregate principal amount of its 5 1/2% Convertible Subordinated Debentures due August 1, 2018 (the "5 1/2% Subordinated Debentures"). The Company issued $50 principal amount of 5 1/2% Subordinated Debentures in exchange for each share of Preferred Stock. All holders of Preferred Stock were required to participate in the Exchange. The 5 1/2% Subordinated Debentures contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock. Had the Exchange been completed prior to January 1, 1995, the pro forma net income per share for the three-month and nine-month periods ended September 30, 1995 would have been $.24 and $.56, respectively.

   In June 1995, the Company completed its acquisition of Pharmacy Management Services, Inc. ("PMSI") in exchange for approximately 12,400,000 shares of the Company's $.10 par value common stock plus closing and related costs. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. The acquisition was accounted for as a purchase.

   In June 1995, the Company issued $25,000,000 aggregate principal amount of taxable revenue bonds ("Series 1995 Bonds"), which require semi-annual interest-only payments at the rate of 6.88% per annum with respect to $7,000,000 of such bonds and interest-only payments at the rate of 7.24% per annum with respect to $18,000,000 of such bonds. The Series 1995 Bonds require a $7,000,000 principal payment in June 2000, mature in June 2005 and are secured by a letter of credit.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1995

                                  (UNAUDITED)


   In April 1995, the Company announced that its Board of Directors had preliminarily approved a plan to spin off to its stockholders approximately 80% of the common stock of Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company which provides institutional pharmacy services to nursing homes, hospitals and other institutional customers as well as mail order pharmaceutical services to workers' compensation payors, claimants and employers. In addition, the Company announced that it was also contemplating a public offering of up to 19.9% of PCA's common stock. Subsequently, the Company disclosed that certain operational difficulties at PCA were adversely affecting PCA's operating results and that it had made changes in PCA's management and certain of PCA's operational and pricing policies to address these difficulties. The Company is evaluating the PCA spin-off in light of these developments as well as considering strategic alternatives for PCA. The Board of Directors has made no commitment to a formal plan to dispose of the common stock of PCA, and there can be no assurance that the PCA spin-off or any other strategic transaction will occur.

   The Company believes that its existing cash and cash equivalents, working capital from operations, net cash proceeds from the Offering, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $59,100,000, to make normal recurring capital additions and improvements for the twelve months ending September 30, 1996 of approximately $118,000,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements.

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                               SEPTEMBER 30, 1995

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

ITEM 6(A).  EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.1 Indenture dated as of December 27, 1990 (the "Senior Secured Note Indenture"), among Beverly California, Beverly Enterprises, Inc. and Yasuda Bank and Trust Company (U.S.A.) with respect to Senior Secured Floating Rate Notes due 1995 and 14 1/4% Senior Secured Fixed Rate Notes due 1997 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Beverly California, Beverly Enterprises, Inc. and the Registrants set forth on the Table of Additional Co- Registrants filed on February 8, 1991 (File No. 33-38954))
 4.2 Supplemental Indenture No. 1, dated as of September 20, 1991, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
 4.3 Supplemental Indenture No. 2, dated as of September 26, 1991, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
 4.4 Supplemental Indenture No. 3, dated as of March 11, 1992, to the Senior Secured Note Indenture (incorporated by reference to Exhibit 4 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
 4.5 Supplemental Indenture No. 4, dated as of July 21, 1993, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
 4.6 Supplemental Indenture No. 5, dated as of November 1, 1994, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.6 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33- 57663))
 4.7 Supplemental Indenture No. 6, dated as of December 30, 1994, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.7 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33- 57663))
 4.8 Subsidiary Guaranty dated as of December 27, 1990 by Beverly Enterprises, Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Beverly California Corporation, Beverly Enterprises, Inc. and the Registrants set forth on the Table of Additional Co- Registrants filed on February 8, 1991 (File No. 33-38954))
 4.9 Subsidiary Guaranty dated as of April 1, 1991 by Beverly Enterprises, Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.5 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
4.10 Subsidiary Guaranty dated as of October 31, 1991 by Beverly Enterprises, Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.6 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
4.11 Subsidiary Guaranty dated as of December 30, 1991 by Beverly Enterprises, Inc., Beverly California Corporation and Beverly Indemnity, Inc. as Subsidiary Guarantor (incorporated by reference to
          Exhibit 4.7 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
4.12 Indenture dated as of August 1, 1993 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s 5 1/2% Convertible Subordinated Debentures due August 1, 2018, issuable upon exchange of Beverly Enterprises, Inc.'s $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Subordinated Debenture Indenture") (incorporated by reference to
          Exhibit 4.10 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.13 Certificate of Designation, Powers, Preferences and Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series of Preferred Stock to be designated $2.75 Cumulative Convertible Exchangeable Preferred Stock of Beverly Enterprises, Inc. (the "$2.75 Certificate of Designation")(incorporated by reference to Exhibit
          4.12 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.14 Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"), among Beverly Enterprises, Inc., Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to First Mortgage Bonds (incorporated by reference to
          Exhibit 4.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.15      First Supplemental Indenture dated as of April 1, 1993  to  the
          First Mortgage Bond Indenture, with respect to 8 3/4% First Mortgage Bonds (Series A) due 2008 (incorporated by reference to
          Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.16 Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8% First Mortgage Bonds (Series B) due 2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.'s Current Report on Form 8- K dated July 15,
          1993)(incorporated by reference to Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10- Q for the quarter ended June 30, 1993)
4.17 Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to
          Exhibit 4.2 to Beverly Enterprises, Inc.'s Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))
4.18 First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8 3/4% Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Current Report on Form 8-K dated January 4, 1994)
4.19 Rights Agreement dated as of September 29, 1994, between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Beverly Enterprises' Registration Statement on Form 8-A filed on October 18, 1994)
4.20 Amendment, dated as of April 6, 1995, to the Rights Agreement between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.20 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
          1995)

              In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.'s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

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

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
10.8*     Executive Medical Reimbursement Plan (incorporated by reference to
          Exhibit 10.5 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987)
10.9* Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance Plan and Summary Plan Description (the "Executive Life Plan") (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993)
10.10* Amendment No. 1, effective September 29, 1994, to the Executive Life Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.11* Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10.12* Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.13* Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.14* Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987)
10.15* Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.16* Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.17* Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.18* Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)
10.19* Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)
10.20* Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
          1987)
10.21* Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10.22* Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10.23* Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33- 33052))
10.24* Severance Plan for Corporate and Regional Employees effective December 1, 1989 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Beverly Enterprises, Inc. Registration Statement on Form S-1 filed on February 26, 1990 (File No. 33- 33052))
10.25* Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))
10.26* Form of Agreement Concerning Benefits Upon Severance dated as of September 1, 1990 between Beverly Enterprises, Inc. and certain officers of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.23 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))
10.27* First Amendment to Agreement Concerning Benefits Upon Severance dated as of April 25, 1993 between Beverly Enterprises, Inc. and Ronald C. Kayne (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.28* Form of Employment Agreement, made as of September 29, 1994, between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)
10.29* Amendment Number One to the Employment Contract dated as of June 19, 1995 between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.29 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
          1995)
10.30* Form of Change In Control Severance Agreement, made as of September 29, 1994, between Beverly Enterprises, Inc. and its Executive Vice Presidents (incorporated by reference to Exhibit 10.29 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.31* Form of Change In Control Severance Agreement, made as of September 29, 1994, between Beverly Enterprises, Inc. and certain of its officers (incorporated by reference to Exhibit 10.30 to Beverly Enterprises, Inc.'s Registration Statement on Form S- 4 filed on February 13, 1995 (File No. 33-57663))
10.32* Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31,
          1992)
10.33* American Transitional Hospitals, Inc. 1993 Nonqualified Stock Option Plan assumed by Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.39 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 (Amendment No. 1) filed on August 5, 1994 (File No. 33-54501))
10.34*    Stock Option Agreement between Beverly Enterprises, Inc. and Robert
          C. Crosby dated September 2, 1994 (incorporated by reference to
          Exhibit 4.4 to Beverly Enterprises, Inc.'s Registration Statement on Form S-8 filed on September 21, 1994 (File No. 33-55571))
10.35 Master Lease Document --- General Terms and Conditions dated December 30, 1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit
          10.12 to Beverly California Corporation's Annual Report on Form 10-K for the year ended December 31, 1985)
10.36 Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises --- Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation's Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises --- Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.37 Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd. Los Angeles Agency as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
10.38 Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
10.39 Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.23 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.40 Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.41 Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.42 Eighth Amendment dated as of November 1, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.43 Ninth Amendment dated as of November 9, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.42 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.44 Tenth Amendment dated as of December 6, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.45 Eleventh Amendment dated as of March 27, 1995 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)
10.46 First Amendment and Restatement dated as of December 1, 1994 to Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California Corporation, the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed therein, Beverly Enterprises, Inc. and certain wholly-owned subsidiaries of Beverly Enterprises, Inc. which may become parties thereto (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.47 Trust Indenture dated as of December 1, 1994 from Beverly Funding Corporation, as Issuer, to Chemical Bank, as Trustee (the "Chemical Indenture") (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.48 Series Supplement dated as of December 1, 1994 to the Chemical Indenture (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.49 Credit Agreement dated as of March 2, 1993 among Beverly Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, and the Nippon Credit Bank, Ltd. Los Angeles Agency as Agent (the "Nippon Credit Agreement") (incorporated by reference to Exhibit
          10.29 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.50 Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.51 Third Amendment dated as of November 1, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.49 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.52 Fourth Amendment dated as of November 9, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.50 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.53 Fifth Amendment dated as of December 30, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.52 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)
10.54 Credit Agreement dated as of November 1, 1994 among Beverly California Corporation, Beverly Enterprises, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Issuing Bank and as Agent (the "Morgan Credit Agreement") (incorporated by reference to Exhibit 10.51 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.55 First Amendment dated as of December 30, 1994 to the Morgan Credit Agreement (incorporated by reference to Exhibit 10.52 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.56 Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc. and Beverly California Corporation (incorporated by reference to Exhibit 10 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)
10.57 Form of Employment Agreement to be executed by Robert C. Crosby and ATH at the time ATH became a wholly-owned subsidiary of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on July 8, 1994 (File No. 33-54501))
10.58 Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33- 57663))
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the nine months ended September 30, 1995

          * Exhibits 10.1 through 10.34 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

ITEM 6(b). REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the three months ended September 30, 1995.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BEVERLY ENTERPRISES, INC.
                                        Registrant




Dated:  November 13, 1995               By:   SCOTT M. TABAKIN
                                           ---------------------------------
                                              Scott M. Tabakin
                                        Senior Vice President, Controller,
                                          Chief Accounting Officer and
                                          Acting Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------
 4.1 Indenture dated as of December 27, 1990 (the "Senior Secured Note Indenture"), among Beverly California, Beverly Enterprises, Inc. and Yasuda Bank and Trust Company (U.S.A.) with respect to Senior Secured Floating Rate Notes due 1995 and 14 1/4% Senior Secured Fixed Rate Notes due 1997 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of Beverly California, Beverly Enterprises, Inc. and the Registrants set forth on the Table of Additional Co- Registrants filed on February 8, 1991 (File No. 33-38954))
 4.2 Supplemental Indenture No. 1, dated as of September 20, 1991, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
 4.3 Supplemental Indenture No. 2, dated as of September 26, 1991, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1991)
 4.4 Supplemental Indenture No. 3, dated as of March 11, 1992, to the Senior Secured Note Indenture (incorporated by reference to Exhibit 4 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
 4.5 Supplemental Indenture No. 4, dated as of July 21, 1993, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
 4.6 Supplemental Indenture No. 5, dated as of November 1, 1994, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.6 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33- 57663))
 4.7 Supplemental Indenture No. 6, dated as of December 30, 1994, to the Senior Secured Note Indenture (incorporated by reference to Exhibit
          4.7 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33- 57663))
 4.8 Subsidiary Guaranty dated as of December 27, 1990 by Beverly Enterprises, Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of Beverly California Corporation, Beverly Enterprises, Inc. and the Registrants set forth on the Table of Additional Co- Registrants filed on February 8, 1991 (File No. 33-38954))
 4.9 Subsidiary Guaranty dated as of April 1, 1991 by Beverly Enterprises, Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.5 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
4.10 Subsidiary Guaranty dated as of October 31, 1991 by Beverly Enterprises, Inc., Beverly California Corporation and the Subsidiary Guarantors listed therein (incorporated by reference to Exhibit 4.6 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
4.11 Subsidiary Guaranty dated as of December 30, 1991 by Beverly Enterprises, Inc., Beverly California Corporation and Beverly Indemnity, Inc. as Subsidiary Guarantor (incorporated by reference to
          Exhibit 4.7 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
4.12 Indenture dated as of August 1, 1993 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s 5 1/2% Convertible Subordinated Debentures due August 1, 2018, issuable upon exchange of Beverly Enterprises, Inc.'s $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Subordinated Debenture Indenture") (incorporated by reference to
          Exhibit 4.10 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.13 Certificate of Designation, Powers, Preferences and Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series of Preferred Stock to be designated $2.75 Cumulative Convertible Exchangeable Preferred Stock of Beverly Enterprises, Inc. (the "$2.75 Certificate of Designation")(incorporated by reference to Exhibit
          4.12 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
4.14 Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"), among Beverly Enterprises, Inc., Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to First Mortgage Bonds (incorporated by reference to
          Exhibit 4.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.15      First Supplemental Indenture dated as of April 1, 1993  to  the
          First Mortgage Bond Indenture, with respect to 8 3/4% First Mortgage Bonds (Series A) due 2008 (incorporated by reference to
          Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
4.16 Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 5/8% First Mortgage Bonds (Series B) due 2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.'s Current Report on Form 8- K dated July 15,
          1993)(incorporated by reference to Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10- Q for the quarter ended June 30, 1993)
4.17 Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to
          Exhibit 4.2 to Beverly Enterprises, Inc.'s Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))
4.18 First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8 3/4% Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Current Report on Form 8-K dated January 4, 1994)
4.19 Rights Agreement dated as of September 29, 1994, between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Beverly Enterprises' Registration Statement on Form 8-A filed on October 18, 1994)
4.20 Amendment, dated as of April 6, 1995, to the Rights Agreement between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.20 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
          1995)

              In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.'s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.8*     Executive Medical Reimbursement Plan (incorporated by reference to
          Exhibit 10.5 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987)
10.9* Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance Plan and Summary Plan Description (the "Executive Life Plan") (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993)
10.10* Amendment No. 1, effective September 29, 1994, to the Executive Life Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.11* Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
10.12* Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.13* Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.14* Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987)
10.15* Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.16* Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
10.17* Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.18* Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)
10.19* Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)
10.20* Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
          1987)
10.21* Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10.22* Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)
10.23* Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33- 33052))
10.24* Severance Plan for Corporate and Regional Employees effective December 1, 1989 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Beverly Enterprises, Inc. Registration Statement on Form S-1 filed on February 26, 1990 (File No. 33- 33052))
10.25* Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))
10.26* Form of Agreement Concerning Benefits Upon Severance dated as of September 1, 1990 between Beverly Enterprises, Inc. and certain officers of Beverly Enterprises, Inc. (incorporated by reference to
          Exhibit 10.23 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))
10.27* First Amendment to Agreement Concerning Benefits Upon Severance dated as of April 25, 1993 between Beverly Enterprises, Inc. and Ronald C. Kayne (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993)
EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
10.28* Form of Employment Agreement, made as of September 29, 1994, between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.28 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)
10.29* Amendment Number One to the Employment Contract dated as of June 19, 1995 between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.29 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
          1995)
10.30* Form of Change In Control Severance Agreement, made as of September 29, 1994, between Beverly Enterprises, Inc. and its Executive Vice Presidents (incorporated by reference to Exhibit 10.29 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.31* Form of Change In Control Severance Agreement, made as of September 29, 1994, between Beverly Enterprises, Inc. and certain of its officers (incorporated by reference to Exhibit 10.30 to Beverly Enterprises, Inc.'s Registration Statement on Form S- 4 filed on February 13, 1995 (File No. 33-57663))
10.32* Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31,
          1992)
10.33* American Transitional Hospitals, Inc. 1993 Nonqualified Stock Option Plan assumed by Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.39 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 (Amendment No. 1) filed on August 5, 1994 (File No. 33-54501))
10.34*    Stock Option Agreement between Beverly Enterprises, Inc. and Robert
          C. Crosby dated September 2, 1994 (incorporated by reference to
          Exhibit 4.4 to Beverly Enterprises, Inc.'s Registration Statement on Form S-8 filed on September 21, 1994 (File No. 33-55571))
10.35 Master Lease Document --- General Terms and Conditions dated December 30, 1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit
          10.12 to Beverly California Corporation's Annual Report on Form 10-K for the year ended December 31, 1985)
10.36 Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises --- Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation's Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises --- Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
10.37 Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd. Los Angeles Agency as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
10.38 Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
10.39 Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.23 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.40 Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.41 Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.42 Eighth Amendment dated as of November 1, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.43 Ninth Amendment dated as of November 9, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.42 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.44 Tenth Amendment dated as of December 6, 1994 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.45 Eleventh Amendment dated as of March 27, 1995 to the LTCB Credit Agreement (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)
10.46 First Amendment and Restatement dated as of December 1, 1994 to Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California Corporation, the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed therein, Beverly Enterprises, Inc. and certain wholly-owned subsidiaries of Beverly Enterprises, Inc. which may become parties thereto (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.47 Trust Indenture dated as of December 1, 1994 from Beverly Funding Corporation, as Issuer, to Chemical Bank, as Trustee (the "Chemical Indenture") (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.48 Series Supplement dated as of December 1, 1994 to the Chemical Indenture (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.49 Credit Agreement dated as of March 2, 1993 among Beverly Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, and the Nippon Credit Bank, Ltd. Los Angeles Agency as Agent (the "Nippon Credit Agreement") (incorporated by reference to Exhibit
          10.29 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
10.50 Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
10.51 Third Amendment dated as of November 1, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.49 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.52 Fourth Amendment dated as of November 9, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.50 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.53 Fifth Amendment dated as of December 30, 1994 to the Nippon Credit Agreement (incorporated by reference to Exhibit 10.52 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)
10.54 Credit Agreement dated as of November 1, 1994 among Beverly California Corporation, Beverly Enterprises, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Issuing Bank and as Agent (the "Morgan Credit Agreement") (incorporated by reference to Exhibit 10.51 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.55 First Amendment dated as of December 30, 1994 to the Morgan Credit Agreement (incorporated by reference to Exhibit 10.52 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
10.56 Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc. and Beverly California Corporation (incorporated by reference to Exhibit 10 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)
10.57 Form of Employment Agreement to be executed by Robert C. Crosby and ATH at the time ATH became a wholly-owned subsidiary of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on July 8, 1994 (File No. 33-54501))
10.58 Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33- 57663))
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the nine months ended September 30, 1995

          * Exhibits 10.1 through 10.34 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.