Form 10-K405
period 1995-12-31
BEVERLY ENTERPRISES INC /DE/
filed 1996-03-26
CIK 812305

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
    /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                 ON WHICH REGISTERED
     ----------------------------------------   -------------------------
     Common Stock, $.10 par value               New York Stock Exchange
                                                Pacific Stock Exchange
     5 1/2% Convertible Subordinated
       Debentures                               New York Stock Exchange
       due August 1, 2018                       Pacific Stock Exchange
     7 5/8% Convertible Subordinated
       Debentures                               New York Stock Exchange
       due March 15, 2003
     Zero Coupon Notes due July 16, 2003        New York Stock Exchange
     9% Senior Notes due February 15, 2006      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ No / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $1,200,566,005 AS OF FEBRUARY 29, 1996.

                                   99,689,975
  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 29, 1996)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON JUNE 13, 1996.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     The business of the Company consists principally of providing long-term health care, including the operation of nursing facilities, subacute and acute long-term transitional hospitals, institutional and mail service pharmacies and rehabilitation therapy services. Additional operations include assisted living centers, hospices and home health care centers.

     The Company is the largest operator of nursing facilities in the United States. At January 31, 1996, the Company operated 703 nursing facilities with 75,521 licensed beds. The facilities are located in 33 states and the District of Columbia, and range in capacity from 20 to 355 beds. At January 31, 1996, the Company also operated 53 institutional and mail service pharmacies, 30 assisted living centers containing 877 units, 11 transitional hospitals containing 607 beds, six hospices and four home health care centers. The Company's facilities had average occupancy of 88.1%, 88.5% and 88.5% during the years ended December 31, 1995, 1994 and 1993, respectively. See "Item 2. Properties."

     Health care service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other health care companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives.

OPERATIONS

     The Company is organized into four operating units, which support the Company's delivery of vertically integrated services to the long-term health care market: (i) Beverly Health and Rehabilitation Services, Inc. ("BHRS") and its subsidiaries provide long-term and subacute care through the operation of nursing facilities, assisted living centers and hospices; (ii) Spectra Rehab Alliance, Inc. ("Spectra") and its subsidiaries manage the Company's rehabilitation services and cost containment businesses; (iii) American Transitional Hospitals, Inc. ("ATH") and its subsidiaries operate the Company's transitional hospitals; and (iv) Pharmacy Corporation of America ("PCA") and its subsidiaries operate the Company's institutional and mail service pharmacy businesses. Each operating unit is headed by a President who is also a senior officer of the Company and reports directly to the President of the Company. Each of the four operating units also has a separate Board of Directors consisting of four senior executives of the Company and the President of the unit.

     Long-Term and Subacute Care. The Company's nursing facilities provide residents with routine long-term care services, including daily dietary, social and recreational services and a full range of pharmacy services and medical supplies. The Company's highly skilled staff also offers complex and intensive medical services to patients with higher acuity disorders (i.e., "subacute care") outside the traditional acute care hospital setting.

     Rehabilitation Therapies. The Company has developed and expanded its health care expertise in rehabilitation and provides skilled rehabilitation (occupational, physical, speech and respiratory) therapies in substantially all of its nursing facilities. Through Spectra, the Company offers industrial rehabilitation, outpatient therapy clinics, acute hospital therapy contracts and management/consulting rehabilitation programs within the Company's network of facilities and to other health care providers.

     Transitional Care. The Company operates transitional hospitals which address the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The typical ATH patient requires an average of six hours of nursing care per day for 30 to 45 days.

     Pharmacy Services. PCA is the nation's largest institutional pharmacy delivering drugs and related products and services, infusion therapy and other health care products (enteral and urological) to nursing facilities, acute care hospitals, home care providers, psychiatric facilities, correctional facilities, assisted living centers, retirement homes and their patients. PCA also provides consultant pharmacist services, which include evaluations of patient drug therapy, and drug handling, distribution and administration within a nursing facility as well as assistance with state and federal regulatory compliance. PCA's mail service pharmacy delivers drugs and medical equipment to workers' compensation payors, claimants and employers.

     Other Services. The Company offers other health care related services to payors and patients, including workers' compensation case management, assisted living and home health care services, and information and referral systems that link payors and employees to long-term care providers.

     The Company has a Quality Management ("QM") program to help ensure that high quality care is provided in each of its nursing, subacute, transitional and outpatient facilities. The Company's QM program has been a key factor in helping the Company to exceed the industry's nationwide average compliance statistics, as determined by the Health Care Financing Administration of the Department of Health and Human Services ("HCFA"). The Company's nationwide QM network of health care professionals includes physician Medical Directors, registered nurses, dieticians, social workers and other specialists who work in conjunction with regional and facility based QM professionals. Facility based QM is structured through the Company's Quality Assessment and Assurance committee. With a philosophy of quality improvement, Company-wide clinical indicators are utilized as a database to set goals and monitor thresholds in critical areas directly related to the delivery of health care related services. These internal evaluations, in conjunction with random audits of facility procedures by an audit team headed by the Senior Vice President of QM, are used to identify and correct possible problems. The Senior Vice President of QM reports directly to the President of the Company and the QM Committee of the Company's Board of Directors.

GOVERNMENTAL REGULATION AND REIMBURSEMENT

     The Company's nursing facilities are subject to compliance with various federal, state and local health care statutes and regulations. Compliance with state licensing requirements imposed upon all health care facilities is a prerequisite for the operation of the facilities and for participation in government-sponsored health care funding programs, such as Medicaid and Medicare. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. Changes in the reimbursement policies of such funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     The Company receives payments for services rendered to patients from (a) each of the states in which its nursing facilities are located under the Medicaid program; (b) the federal government under the Medicare program; and (c) private payors, including commercial insurers and managed care payors. The following table sets forth: (i) patient days derived from the indicated sources of payment as a percentage of total patient days, (ii) room and board revenues derived from the indicated sources of payment as a percentage of net operating revenues, and (iii) ancillary and other revenues derived from all sources of payment as a percentage of net operating revenues, for the periods indicated:

                             MEDICAID               MEDICARE                PRIVATE
                        -------------------    -------------------    -------------------    ANCILLARY
                                   ROOM AND               ROOM AND               ROOM AND      AND
                        PATIENT     BOARD      PATIENT     BOARD      PATIENT     BOARD       OTHER
                         DAYS      REVENUES     DAYS      REVENUES     DAYS      REVENUES    REVENUES
                        -------    --------    -------    --------    -------    --------    --------
Year ended:
  December 31, 1995.....   68%        43%        12%         11%        20%         15%         31%
  December 31, 1994.....   68%        47%        12%         11%        20%         16%         26%
  December 31, 1993.....   69%        50%        11%         11%        20%         16%         23%

     Consistent with the long-term care industry in general, changes in the mix of the Company's patient population among the Medicaid, Medicare and private categories can significantly affect the revenue and profitability of the Company's operations. Although the level of cost reimbursement for Medicare patients typically generates the highest revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of nursing care and other services for such patients. In most states, private patients constitute the most profitable category and Medicaid patients constitute the least profitable category.

     The Company has experienced significant growth in ancillary revenues over the past several years. Ancillary revenues are derived from providing services to residents beyond room, board and custodial care and include occupational, physical, speech, respiratory and IV therapy, as well as sales of pharmaceuticals and other services. Such services are currently provided primarily to Medicare and private pay patients, consistent with the trend in health care of providing a broader range of services in a lower cost setting, such as the Company's nursing facilities. Although the Company is pursuing further growth of ancillary revenues, through acquisitions as well as internal expansion of specialty services such as rehabilitation and sales of pharmaceuticals, there can be no assurance that such growth will continue.

     Medicaid programs are currently in existence in all of the states in which the Company operates nursing facilities. While these programs differ in certain respects from state to state, they are all subject to federally-imposed requirements, and at least 50% of the funds available under these programs is provided by the federal government under a matching program.

     Medicare and most state Medicaid programs utilize a cost-based reimbursement system for nursing facilities which reimburses facilities for the reasonable direct and indirect allowable costs incurred in providing routine patient care services (as defined by the programs) plus, in certain states, efficiency incentives or a return on equity, subject to certain cost ceilings. These costs normally include allowances for administrative and general costs as well as the costs of property and equipment (e.g. depreciation and interest, fair rental allowance or rental expense). In some states, cost-based reimbursement is subject to retrospective adjustment through cost report settlement. In other states, payments made to a facility on an interim basis that are subsequently determined to be less than or in excess of allowable costs may be adjusted through future payments to the affected facility and to other facilities owned by the same owner. State Medicaid reimbursement programs vary as to methodology used to determine the level of allowable costs which are reimbursed to operators.

     Arkansas, California, Louisiana and Texas provide for reimbursement at a flat daily rate, as determined by the responsible state agency. In all other states with a Medicaid program in which the Company operated in 1995, payments are based upon facility-specific cost reimbursement formulas established by the applicable state. The Medicaid and Medicare programs each contain specific requirements which must be adhered to by health care facilities in order to qualify under the programs.

     Governmental funding for health care programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to health care facilities. Health care system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for the federal and certain state governments. Although no comprehensive health care, Medicare or Medicaid reform legislation has yet been implemented, pressures to contain costs and the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the health care delivery system. In November 1995, Congress passed the Seven Year Balanced Budget Reconciliation Act of 1995 (the "1995 Balanced Budget Act") providing for, among other things, the reshaping of the Medicare and Medicaid programs. In December 1995, President Clinton vetoed the 1995 Balanced Budget Act and proposed alternative Medicare and Medicaid legislation. Each of the legislative proposals offered by the President and Congress provide for significant reductions in the overall rate of Medicare and Medicaid spending growth. There is active discussion concerning this proposed legislation and the form of any final legislation signed into law could differ significantly from current proposals. The impact of currently proposed legislation on the

Company is not readily determinable. However, in their currently proposed form, such legislation could have a material adverse effect on the Company's future financial position, results of operations and cash flows.

     In addition to the requirements to be met by the Company's facilities for annual licensure renewal, the Company's health care facilities are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their operator's licenses and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of medical care. Such requirements are subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

     HCFA has adopted new survey, certification and enforcement procedures by regulations effective July 1, 1995 to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") governing survey, certification and enforcement of the requirements for contract participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. Among the provisions that HCFA has adopted are requirements (i) that surveys focus on residents' outcomes; (ii) that all deviations from the participation requirements will be considered deficiencies, but that all deficiencies will not constitute noncompliance; and (iii) that certain types of deficiencies must result in the imposition of a sanction. The regulations also identify alternative remedies and specify the categories of deficiencies for which they will be applied. These remedies include: temporary management; denial of payment for new admissions; denial of payment for all residents; civil money penalties of $50 to $10,000 per day of violation; closure of facility and/or transfer of residents in emergencies; directed plans of correction; and directed inservice training. The regulations also specify under what circumstances alternative enforcement remedies or termination, or both, will be imposed on facilities which are not in compliance with the participation requirements. The Company is currently undertaking an analysis of the procedures in respect of its programs and facilities covered by the revised HCFA regulations and is unable to predict at this time the degree to which its programs and facilities will be determined to be in compliance with regulations. Preliminary results of HCFA surveys for a significant number of the Company's facilities indicate that approximately 91% of such facilities surveyed have been determined to be in compliance with the HCFA criteria. HCFA has reported that of all facilities surveyed nationally (Company and non-Company), approximately 86% of such facilities were determined to be similarly in compliance. Although the Company could be adversely affected if a substantial portion of its programs or facilities were eventually determined not to be in compliance with the revised HCFA regulations, the Company believes its programs and facilities generally exceed industry standards.

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

     The Medicaid and Medicare programs provide criminal penalties for entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business that is reimbursed under these programs. The illegal remuneration provisions of the Social Security Act, also known as the "anti-kickback" statute, prohibit the payment or receipt of remuneration intended to induce the purchasing, leasing, ordering or arranging for any good, facility, service or item paid by Medicaid or Medicare programs. The violation of the illegal remuneration provisions is a felony and can result in the imposition of fines of up to $25,000 per occurrence. In addition, certain states in which the Company's facilities are located have enacted statutes which prohibit the payment of kickbacks, bribes and rebates for the referral of patients. The Medicare program has published certain "Safe Harbor" regulations which describe various criteria and guidelines for transactions which are deemed to be in compliance with the anti-remuneration provisions. Although the Company has contractual arrangements with some health care providers, management believes it is in compliance with the anti-kickback statute and other provisions of the Social Security Act and with the applicable state statutes. However, there can be no assurance that government officials responsible for enforcing these statutes will not assert that the Company or certain transactions in which it is involved are in violation of these statutes. The Social Security Act also imposes criminal and civil penalties for making false claims to the Medicaid and Medicare programs for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement.

     The Medicare and Medicaid programs also provide for the mandatory and/or permissive exclusion of providers of services who are convicted of certain offenses or who have been found to have violated certain laws or regulations. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification from participation in Medicaid and Medicare programs. In addition, some federal and state regulations provide that all facilities under common control or ownership licensed to do business within a state are subject to delicensure if any one or more of such facilities is delicensed.

     While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that health care providers may bring suit in federal court to enforce the Medicaid Act requirement that the states reimburse nursing facilities at rates which are reasonable and adequate. Nursing facility operators, such as the Company, have utilized and should continue to be able to utilize the federal courts to require states to comply with their legal obligation to adequately fund Medicaid programs. However, certain of the legislative proposals discussed above contain provisions which would repeal the provisions of the Medicaid Act which require states to pay reasonable and adequate rates and which would also eliminate the right to judicial review of certain aspects of the reimbursement systems of state Medicaid programs; therefore, there can be no assurance that nursing facility operators will be able to utilize federal courts for such purposes in the future.

COMPETITION

     The long term care industry is highly competitive. The Company's competitive position varies from facility to facility, from community to community and from state to state. Some of the significant competitive factors for the placing of patients in a nursing facility include quality of care, reputation, physical appearance of facilities, services offered, family preferences, location, physician services and price. The Company's operations compete with services provided by nursing facilities, acute care hospitals, subacute facilities, transitional hospitals, rehabilitation facilities, institutional and mail service pharmacies, hospices and home health care centers. The Company also competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. There can be no assurance that the Company will not encounter increased competition which could adversely affect its business, results of operations or financial condition.

EMPLOYEES

     At December 31, 1995, the Company had approximately 83,000 employees. The Company is subject to both federal minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

     In recent years, the Company has experienced increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified personnel, increased staffing levels in its nursing facilities due to greater patient acuity and the hiring of therapists on staff. Although the Company expects labor costs to increase in the future, it is anticipated that any increase in costs will generally result in higher patient rates in subsequent periods, subject to the time lag in most states, of up to 18 months, between increases in reimbursable costs and the receipt of related reimbursement rate increases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operating Results."

     In the past, the health care industry, including the Company's long-term care facilities, has experienced a shortage of nurses to staff health care operations, and, more recently, the health care industry has experienced a shortage of therapists. The Company is not currently experiencing a nursing or therapist shortage, but it competes with other health care providers for nursing and therapist personnel and may compete with other service industries for persons serving the Company in other capacities, such as nurses' aides. A nursing, therapist or nurse's aide shortage could force the Company to pay even higher salaries and make greater use of higher cost temporary personnel. A lack of qualified personnel might also require the Company to reduce its census or admit patients requiring a lower level of care, both of which could adversely affect operating results.

     Approximately 10% of the Company's employees are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term health care industry. The Company, being one of the largest employers within the long-term health care industry, has been the target of a "corporate campaign" for several years by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never experienced any material work stoppages and believes that its relations with its employees (and the existing unions that represent certain of them) are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. On March 21, 1996, twenty Pennsylvania facilities received strike notices for March 29, 1996, but expect, with minimal disruption, to provide full, continuous patient care services. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

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

     The NLRB instituted subsequent consolidated administrative proceedings against the Company alleging the commission of additional unfair labor practices under the Act at 31 of the Company's facilities. Such proceedings are in various stages of litigation, and the NLRB's General Counsel is seeking the same kind of corporate-wide order denied by the Second Circuit in the earlier case. The Company is vigorously defending the proceedings and believes that many of the cases, and particularly the request for a corporate-wide remedy, are without merit. There can be no assurance, however, that the NLRB will not again issue a corporate-wide order; if it does, such an order would be subject to court review.

ITEM 2. PROPERTIES.

     At January 31, 1996, the Company operated 703 nursing facilities, 30 assisted living centers, 11 transitional hospitals, 53 pharmacies and six hospices in 37 states and the District of Columbia. Most of the Company's 290 leased nursing facilities are subject to "net" leases which require the Company to pay all taxes, insurance and maintenance costs. Most of the Company's leases have original terms from ten to fifteen years and contain at least one renewal option, which could extend the original term of the leases by five to fifteen years. Many of the Company's leases also contain purchase options. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of the nursing facilities and assisted living centers owned by the Company are included in the collateral securing the obligations under its various banking arrangements. See "Part II, Item 8 -- Note 4 of Notes to Consolidated Financial Statements."

     The following is a summary of the Company's nationwide network of nursing facilities, assisted living centers, transitional hospitals, pharmacies and hospices at January 31, 1996:

                              NURSING                                TRANSITIONAL
                             FACILITIES           ASSISTED            HOSPITALS
                         ------------------    LIVING CENTERS     ------------------
                                    TOTAL      ---------------               TOTAL      PHARMACIES    HOSPICES
                                   LICENSED              TOTAL              LICENSED    ----------    --------
        LOCATION         NUMBER      BEDS      NUMBER    UNITS    NUMBER      BEDS        NUMBER       NUMBER
------------------------ ------    --------    ------    -----    ------    --------    ----------    --------
Alabama.................    21        2,623        1       24        --         --            2           --
Arizona.................     3          480       --       --         2        101           --           --
Arkansas................    38        4,550        3       49        --         --            1            1
California..............    72        7,537        1      113        --         --            6           --
Colorado................    --           --       --       --        --         --            1           --
Connecticut.............     3          427       --       --        --         --            2           --
District of Columbia....     1          355       --       --        --         --           --           --
Florida.................    65        7,849        4      290        --         --            8           --
Georgia.................    23        2,656        2       32        --         --            3           --
Hawaii..................     2          396       --       --        --         --           --           --
Idaho...................     4          329       --       --        --         --           --           --
Illinois................     7          597       --       --        --         --           --           --
Indiana.................    71        5,696        1       16         1         40            1            1
Kansas..................    27        1,825        3       39        --         --            2           --
Kentucky................     8        1,047       --       --        --         --            1           --
Louisiana...............     1          200       --       --        --         --           --           --
Maryland................     4          585        1       16        --         --            1           --
Massachusetts...........    25        2,420       --       --        --         --            2           --
Michigan................     2          206       --       --        --         --           --           --
Minnesota...............    37        3,280        2       28        --         --            1            1
Mississippi.............    22        2,504       --       --        --         --            1           --
Missouri................    33        3,337        3      101        --         --            1           --
Nebraska................    24        2,208        1       16        --         --           --           --
New Jersey..............     1          150       --       --        --         --           --           --
North Carolina..........    12        1,514        1       16        --         --            2           --
Ohio....................    12        1,435       --       --         1         44            1           --
Oklahoma................    --           --       --       --         2         64           --           --
Oregon..................    --           --       --       --        --         --            1           --
Pennsylvania............    42        4,912        3       48        --         --            2           --
Rhode Island............    --           --       --       --        --         --            1           --
South Carolina..........     3          302       --       --        --         --           --           --
South Dakota............    17        1,236       --       --        --         --           --           --
Tennessee...............     8        1,066        2       57         1         35            2           --
Texas...................    49        6,062       --       --         4        323            7            2
Virginia................    17        2,353        2       32        --         --           --           --
Washington..............    13        1,121       --       --        --         --            2           --
West Virginia...........     3          318       --       --        --         --           --           --
Wisconsin...............    33        3,945       --       --        --         --            2            1
                         ------      ------    ------    ----     -----     ------      -------       ------
                           703       75,521       30      877        11        607           53            6
                         ======      ======    ======    ====     =====     ======      =======       ======
CLASSIFICATION
Owned...................   411       45,297       27      685         1        198           --           --
Leased..................   290       29,971        3      192        10        409           53            6
Managed.................     2          253       --       --        --         --           --           --
                         ------      ------    ------    ----     -----     ------      -------       ------
                           703       75,521       30      877        11        607           53            6
                         ======      ======    ======    ====     =====     ======      =======       ======

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth, as to each executive officer and director of the Company, such person's name, positions with the Company and age. Each executive officer and director of the Company holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The information below is given as of March 18, 1996.

                  NAME                                       POSITION                      AGE
-----------------------------------------  ---------------------------------------------   ---
David R. Banks(1)........................  Chairman of the Board, Chief Executive
                                           Officer and Director                            59
Boyd W. Hendrickson(1)...................  President, Chief Operating Officer and
                                           Director                                        51
William A. Mathies.......................  Executive Vice President and President of
                                           BHRS                                            36
T. Jerald Moore..........................  Executive Vice President                        55
Robert W. Pommerville....................  Executive Vice President, General Counsel and
                                             Secretary                                     55
Bobby W. Stephens........................  Executive Vice President -- Asset Management    51
Mark D. Wortley..........................  Executive Vice President and President of
                                           Spectra                                         40
Scott M. Tabakin.........................  Senior Vice President, Controller, Chief
                                             Accounting Officer and Acting Chief
                                             Financial Officer                             37
Beryl F. Anthony, Jr.(2)(3)(5)...........  Director                                        58
James R. Greene(2)(4)....................  Director                                        74
Edith E. Holiday (3)(4)(5)...............  Director                                        44
Jon E. M. Jacoby(1)(2)...................  Director                                        57
Risa J. Lavizzo-Mourey, M.D.(2)(4).......  Director                                        41
Louis W. Menk(3)(4)(5)...................  Director                                        77
Marilyn R. Seymann(1)(3)(4)(5)...........  Director                                        53

---------------

(1) Member of the Executive Committee.

(2) Member of the Audit Committee.

(3) Member of the Compensation Committee.

(4) Member of the Quality Management Committee.

(5) Member of the Nominating Committee.

     Mr. Banks has been a director of the Company since 1979 and has served as Chief Executive Officer since May 1989 and Chairman of the Board since March 1990. Mr. Banks was President of the Company from 1979 to September 1995. Mr. Banks is a director of Nationwide Health Properties, Inc., Ralston Purina Company, Wellpoint Health Networks, Inc., and trustee for the University of the Ozarks and Occidental College.

     Mr. Hendrickson joined the Company in 1988 as a Division President. He was elected Vice President of Marketing in May 1989, Executive Vice President of Operations and Marketing in February 1990, President of BHRS in January 1995 and President, Chief Operating Officer and a director of the Company in September 1995.

     Mr. Mathies joined the Company in 1981 as an Administrator in training. He was an Administrator until 1986 at which time he became a Regional Manager. In 1988, Mr. Mathies was elected Vice President of Operations for the California region and was elected Executive Vice President of the Company and President of BHRS in September 1995.

     Mr. Moore joined the Company as Executive Vice President in December 1992. Mr. Moore was employed at Aetna Life and Casualty from 1963 to 1992 and was elected Senior Vice President in 1990.

     Mr. Pommerville first joined the Company in 1970 and left in 1976. He rejoined the Company as Vice President and General Counsel in 1984 and was elected Secretary in February 1990, Senior Vice President in March 1990 and Executive Vice President and Acting Compliance Officer in February 1995.

     Mr. Stephens joined the Company as a staff accountant in 1969. He was elected Assistant Vice President in 1978, Vice President of the Company and President of the Company's Central Division in 1980, and Executive Vice President in February 1990. Mr. Stephens is a director of City National Bank in Fort Smith, Arkansas, Beverly Japan Corporation, and Harbortown Properties, Inc.

     Mr. Wortley joined the Company as Senior Vice President and President of Spectra in September 1994 and was elected Executive Vice President in February 1996. From 1988 to 1994, Mr. Wortley was an officer of Therapy Management Innovations, which provides rehabilitation consulting services to the Company.

     Mr. Tabakin joined the Company in October 1992 as Vice President, Controller and Chief Accounting Officer. He was elected Senior Vice President in May 1995 and Acting Chief Financial Officer in September 1995. From 1980 to 1992, Mr. Tabakin was with Ernst & Young LLP.

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

     Ms. Holiday is an attorney. She served as White House Liaison for the Cabinet and all federal agencies during the Bush administration. Prior to that, Ms. Holiday served as General Counsel of the U.S. Treasury Department, as well as its Assistant Secretary of Treasury for Public Affairs and Public Liaison. She is a director of Amerada Hess Corporation, Bessemer Trust Company, N.A., Bessemer Trust Company of New Jersey, Hercules Incorporated and H.J. Heinz Company. She has been a director of the Company since March 1995.

     Mr. Jacoby is Executive Vice President, Chief Financial Officer and a director of Stephens Group, Inc. Mr. Jacoby has held the indicated positions with Stephens Group, Inc. since 1986, and prior to that time, served as Manager of the Corporate Finance Department and Assistant to the President of Stephens Inc. Mr. Jacoby is a director of the American Classic Voyages Company, Delta and Pine Land Company, Inc. and Medicus Systems, Inc. He has been a director of the Company since February 1987.

     Dr. Lavizzo-Mourey is Director of the Institute of Aging, Chief of the Division of Geriatric Medicine and Associate Executive Vice President for health policy at the University of Pennsylvania, Ralston-Penn Center. From 1992 to 1994, Dr. Lavizzo-Mourey was in the Senior Executive Service in the Agency for Health Care Policy and Research, U.S. Public Health Service of the Department of Health and Human Services. She is a director of Medicus Systems, Inc. and Nellcor Puritan Bennett. She has been a director of the Company since March 1995.

     Mr. Menk is Chairman of Black Mountain Gas Company. He retired in 1982 as Chairman and Chief Executive Officer of International Harvester Company, the predecessor to Navistar International Corporation. He has been a director of the Company since July 1989.

     Ms. Seymann is President and Chief Executive Officer of M One, Inc., a management and information systems consulting firm specializing in the financial services industry. From 1990 to 1993, Ms. Seymann was Director and Vice Chairman of the Federal Housing Finance Board. Prior to that, she served as Managing Director of Andersen Asset Based Services, a unit of Arthur Andersen LLP. From 1986 to 1990, Ms. Seymann was Executive Vice President of Chase Bank of Arizona and served as President, Private Banking of Chase Trust Company from 1987 to 1990. She has been a director of the Company since March 1995.

     During 1995, there were 13 meetings of the Board of Directors. Each director attended 75% or more of the meetings of the Board and committees on which he or she served.

     In 1995, directors, other than Mr. Banks and Mr. Hendrickson, received a retainer fee of $22,000 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended. Mr. Banks, the Company's current Chairman of the Board and Chief Executive Officer, and Mr. Hendrickson, the Company's current President and Chief Operating Officer, received no additional cash compensation for serving on the Board or its committees.

     During 1993, the Retirement Plan for Outside Directors was approved and implemented whereby, upon retirement, as defined, each director is eligible to receive an amount equal to the annual retainer fee for each year of service on the Board up to a maximum of ten years, with no survivor benefits. These benefits are paid on a monthly basis beginning on the date of retirement. The Company paid $18,000 under such plan during the year ended December 31, 1995.

     During 1994, the Company's Nonemployee Directors' Stock Option Plan (the "Nonemployee Directors' Plan") was approved. Such plan became effective June 1, 1994 and will remain in effect until May 31, 2004, subject to earlier termination by the Board of Directors. There are 200,000 shares of the Company's $.10 par value common stock ("Common Stock") authorized for issuance, subject to certain adjustments, under the Nonemployee Directors' Plan. The Nonemployee Directors' Plan provides that 2,500 nonqualified stock options be granted to each nonemployee director on June 1 of each year until the plan is terminated, subject to the availability of shares. Such grants were made in 1994 and 1995 to each of the nonemployee directors. Such nonqualified stock options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire ten years after date of grant.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to the Company's statement of operations for the year ended December 31, 1995 related to this plan was approximately $2,201,000. At December 31, 1995, there were approximately 4,600 participants in the plan.

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

                                                                         PRICES
                                                                     ---------------
                                                                     HIGH       LOW
                                                                     ----       ----
        1994
          First Quarter............................................  $16 1/8    $12 3/8
          Second Quarter...........................................   14 1/4     12 1/8
          Third Quarter............................................   15 5/8     11 3/4
          Fourth Quarter...........................................   15 7/8     13 3/4
        1995
          First Quarter............................................  $14 3/4    $12 1/2
          Second Quarter...........................................   16 1/8     10 7/8
          Third Quarter............................................   14 3/8     11 7/8
          Fourth Quarter...........................................   14 1/2      9
        1996
          First Quarter (through March 18).........................  $12 3/8    $10 1/2

     The Company is subject to certain restrictions under its banking arrangements related to the payment of cash dividends on its Common Stock. During 1995 and 1994, no cash dividends were paid on the Company's Common Stock and no future dividends are currently planned.

     At March 18, 1996, there were 7,828 record holders of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                   1995            1994            1993            1992            1991
                                                -----------     -----------     -----------     -----------     -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues........................  $ 3,228,553     $ 2,969,239     $ 2,884,451     $ 2,607,756     $ 2,308,307
Interest income...............................       14,228          14,578          15,269          14,502          20,048
                                                -----------     -----------     -----------     -----------     -----------
    Total revenues............................    3,242,781       2,983,817       2,899,720       2,622,258       2,328,355
Costs and expenses:
  Operating and administrative:
    Wages and related.........................    1,736,151       1,600,580       1,593,410       1,486,191       1,358,639
    Other.....................................    1,224,681       1,114,916       1,069,536         921,750         770,748
  Interest....................................       84,245          64,792          66,196          70,943          79,243
  Depreciation and amortization...............      103,581          88,734          82,938          80,226          78,057
  Impairment of long-lived assets:
    Adoption of SFAS No. 121..................       68,130              --              --              --              --
    Development and other costs...............       32,147              --              --              --              --
  Restructuring costs.........................           --              --              --          57,000              --
                                                -----------     -----------     -----------     -----------     -----------
    Total costs and expenses..................    3,248,935       2,869,022       2,812,080       2,616,110       2,286,687
                                                -----------     -----------     -----------     -----------     -----------
Income (loss) before provision for income
  taxes, extraordinary charge and cumulative
  effect of change in accounting for income
  taxes.......................................       (6,154)        114,795          87,640           6,148          41,668
Provision for income taxes....................        1,969          37,882          29,684           4,203          12,430
                                                -----------     -----------     -----------     -----------     -----------
Income (loss) before extraordinary charge and
  cumulative effect of change in accounting
  for income taxes............................       (8,123)         76,913          57,956           1,945          29,238
Extraordinary charge, net of income taxes of
  $1,188 in 1994, $1,155 in 1993 and $5,415 in
  1992........................................           --          (2,412)         (2,345)         (8,835)             --
Cumulative effect of change in accounting for
  income taxes................................           --              --              --          (5,454)             --
                                                -----------     -----------     -----------     -----------     -----------
Net income (loss).............................  $    (8,123)    $    74,501     $    55,611     $   (12,344)    $    29,238
                                                ===========     ===========     ===========     ===========     ===========
Net income (loss) applicable to common
  shares......................................  $   (14,998)    $    66,251     $    31,173     $   (13,344)    $    29,238
                                                ===========     ===========     ===========     ===========     ===========
Income (loss) per share of common stock:
  Before redemption premium on preferred
    stock, extraordinary charge and cumulative
    effect of change in accounting for income
    taxes.....................................  $      (.16)    $       .79     $       .66     $       .01     $       .36
  Redemption premium on preferred stock.......           --              --            (.25)             --              --
                                                -----------     -----------     -----------     -----------     -----------
  Before extraordinary charge and cumulative
    effect of change in accounting for income
    taxes.....................................         (.16)            .79             .41             .01             .36
  Extraordinary charge........................           --            (.03)           (.03)           (.11)             --
  Cumulative effect of change in accounting
    for income taxes..........................           --              --              --            (.07)             --
                                                -----------     -----------     -----------     -----------     -----------
  Net income (loss)...........................  $      (.16)    $       .76     $       .38     $      (.17)    $       .36
                                                ===========     ===========     ===========     ===========     ===========
Shares used to compute per share amounts......   92,233,000      87,087,000      81,207,000      77,685,000      81,218,000
CONSOLIDATED BALANCE SHEET DATA:
Total assets..................................  $ 2,506,461     $ 2,322,578     $ 2,000,804     $ 1,859,361     $ 1,677,851
Current portion of long-term obligations .....  $    84,639     $    60,199     $    43,125     $    30,466     $    35,846
Long-term obligations, excluding current
  portion.....................................  $   988,909     $   918,018     $   706,917     $   712,896     $   629,245
Stockholders' equity..........................  $   820,333     $   827,244     $   742,862     $   593,505     $   600,443
OTHER DATA:
Patient days..................................   25,297,000      26,766,000      29,041,000      29,341,000      29,334,000
Average occupancy percentage..................         88.1%           88.5%           88.5%           88.4%           88.1%
Number of nursing home beds...................       75,669          78,058          85,001          89,298          90,228

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Health care system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for the federal and certain state governments. Although no comprehensive health care, Medicare or Medicaid reform legislation has yet been implemented, pressures to contain costs and the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the health care delivery system. In November 1995, Congress passed the Seven Year Balanced Budget Reconciliation Act of 1995 (the "1995 Balanced Budget Act") providing for, among other things, the reshaping of the Medicare and Medicaid programs. In December 1995, President Clinton vetoed the 1995 Balanced Budget Act and proposed alternative Medicare and Medicaid legislation. Each of the legislative proposals offered by the President and Congress provide for significant reductions in the overall rate of Medicare and Medicaid spending growth. There is active discussion concerning this proposed legislation and the form of any final legislation signed into law could differ significantly from current proposals. The impact of currently proposed legislation on the Company is not readily determinable. However, in their currently proposed form, such legislation could have a material adverse effect on the Company's future financial position, results of operations and cash flows.

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

OPERATING RESULTS

1995 Compared to 1994

     Net loss was $8,123,000 for the year ended December 31, 1995, as compared to net income of $74,501,000 for the same period in 1994. Net loss for 1995 included a pre-tax charge of $100,277,000 for impaired long-lived assets related primarily to the adoption of SFAS No. 121 (as defined below) and the write-off of software and business development costs, as well as a charge of $4,000,000 related to an overhead and staff reduction program implemented during the fourth quarter of 1995. Net income for 1994 included a $2,412,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs related to certain refinanced debt.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

     In the fourth quarter of 1995, the Company recorded an impairment loss of approximately $68,130,000 upon adoption of SFAS No. 121. Such loss primarily related to certain nursing facilities, transitional hospitals, institutional pharmacies and assisted living centers with current period operating losses. Such current period operating losses, combined with a history of operating losses and anticipated future operating losses, led management to believe that impairment existed at such facilities. In addition, there were certain nursing facilities for which management expected an adverse impact on future earnings and cash flows as a result of recent changes in state Medicaid reimbursement programs. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility. If the undiscounted future cash flow estimates were less than the carrying value of the corresponding facility, management estimated the fair value of such facility and wrote the carrying value down to their estimate of fair value. Management calculated the fair value of the impaired facilities by using the present value of estimated future cash flows, or its best estimate of what such facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities the Company has purchased and sold in previous years.

     In addition to the SFAS No. 121 charge, the Company recorded a fourth quarter impairment loss for other long-lived assets of approximately $32,147,000 primarily related to the write-off of software and business development costs. During the fourth quarter of 1995, the Company hired a new Senior Vice President of Information Technology, who redirected the Company's systems development initiatives, causing a write-down, or a write-off, of certain software and software development projects. In addition, the Company wrote off certain business development and other costs where the Company believed the carrying amount was unrecoverable.

     The Company had a negative annual effective tax rate of 32% for the year ended December 31, 1995, compared to an annual effective tax rate of 33% for the same period in 1994. The annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121. In addition, the 1994 annual effective tax rate was lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. At December 31, 1995, the Company had targeted jobs tax credit carryforwards of $20,784,000 for income tax purposes which expire in years 2005 through 2009. For financial reporting purposes, the targeted jobs tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. Due to taxable losses in prior years, future taxable income was not assumed and a valuation allowance of $198,000 for the year ended December 31, 1994 was recognized to offset the deferred tax assets related to those carryforwards. The valuation allowance was eliminated in 1995 due to the utilization of targeted jobs tax credits.

     Net operating revenues and operating and administrative costs increased approximately $259,300,000 and $245,300,000, respectively, for the year ended December 31, 1995, as compared to the same period in 1994. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the years ended December 31, 1995 and 1994 ("same facility operations") of approximately $157,600,000 and $148,900,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $239,500,000 and $222,400,000, respectively, related to the expanded operations of American Transitional Hospitals, Inc. ("ATH") and the acquisitions of Insta-Care Holdings, Inc. ("Insta-Care") and the institutional pharmacy subsidiaries of Synetic, Inc. ("Synetic pharmacies") in late 1994 as well as Pharmacy Management Services, Inc. ("PMSI") in mid-1995; and decreases in net operating revenues and operating and administrative costs of approximately $137,800,000 and $126,000,000, respectively, due to the disposition of, or lease terminations on, 29 facilities in 1995 and 77 facilities in 1994.

     The increase in net operating revenues for same facility operations for the year ended December 31, 1995, as compared to the same period in 1994, was due to the following: approximately $111,800,000 due primarily to increases in Medicaid room and board rates, and to a lesser extent, private and Medicare room and board rates; approximately $37,500,000 due primarily to increases in pharmacy-related revenues; approximately $23,000,000 due to increased ancillary revenues as a result of providing additional ancillary services to the Company's Medicare and private-pay patients; and approximately $8,300,000 due to various other items.

These increases in net operating revenues were partially offset by approximately $23,000,000 due to a decrease in same facility occupancy to 88.5% for the year ended December 31, 1995, as compared to 89.5% for the same period in 1994.

     The increase in operating and administrative costs for same facility operations for the year ended December 31, 1995, as compared to the same period in 1994, was due to the following: approximately $125,700,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $4,000,000 due to an overhead and staff reduction program implemented during the fourth quarter of 1995; approximately $38,100,000 due to increases in nursing supplies and other variable costs; and approximately $38,800,000 due primarily to increases in pharmacy-related costs and various other items. These increases in operating and administrative costs were partially offset by approximately $57,700,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

     Ancillary revenues are derived from providing services to residents beyond room, board and custodial care. These services include occupational, physical, speech, respiratory and IV therapy, as well as, sales of pharmaceuticals and other services. The Company's overall ancillary revenues for the year ended December 31, 1995 were approximately $943,000,000 and represented 29.2% of net operating revenues, as compared to approximately $728,400,000 of ancillary revenues for the same period in 1994 which represented 24.5% of 1994 net operating revenues. The Company is pursuing further growth of ancillary revenues through expansion of specialty services, such as rehabilitation therapy and sales of pharmaceuticals. Due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services, and the corresponding reduction in costs, the overall rate of growth in ancillary revenues could be adversely impacted.

     Interest expense increased approximately $19,500,000 as compared to the same period in 1994 primarily due to additional interest related to the issuance of approximately $308,000,000 of long-term obligations during late 1994 and in 1995 primarily in conjunction with certain acquisitions. Depreciation and amortization expense increased approximately $14,800,000 as compared to the same period in 1994 primarily due to acquisitions, capital additions and improvements and the opening of newly constructed facilities, partially offset by a decrease due to the dispositions of, or lease terminations on, certain facilities.

1994 Compared to 1993

     Net income was $74,501,000 for the year ended December 31, 1994, as compared to net income of $55,611,000, as restated per discussion below, for the same period in 1993. Net income for 1994 included a $2,412,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs related to certain refinanced debt. Net income for 1993 included a $2,345,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs associated with certain debt that was repaid or refinanced in 1993. During the third quarter of 1994, the Company completed the merger of ATH in exchange for 2,400,000 shares of Common Stock. The merger was accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements were restated ("as restated") to reflect ATH's financial position, results of operations and cash flows for each period prior to the merger. The merger of ATH was not material to the Company's financial position or results of operations.

     The Company's annual effective tax rate was 33% for the year ended December 31, 1994, compared to 34%, as restated, for the same period in 1993. The 1994 and 1993 annual effective tax rates were lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. At December 31, 1994, the Company had targeted jobs tax credit carryforwards of $21,658,000 for income tax purposes which expire in years 2004 through 2008. For financial reporting purposes, the targeted jobs tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. However, due to taxable losses in prior years, future taxable income has not been assumed and a valuation allowance of $198,000 and $15,097,000 for the years ended December 31, 1994 and 1993, respectively, was recognized to offset the deferred tax assets related to those carryforwards. The valuation allowance decreased $14,899,000 from January 1, 1994 due to the utilization of targeted jobs tax credits.

     Net operating revenues and operating and administrative costs increased approximately $84,800,000 and $52,600,000, respectively, for the year ended December 31, 1994, as compared to the same period in 1993. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the years ended December 31, 1994 and 1993 ("same facility operations") of approximately $215,200,000 and $176,900,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $34,800,000 and $35,200,000, respectively, related to the expanded operations of ATH, the acquisition of three nursing facilities in 1993 and the acquisitions of Insta-Care and Synetic pharmacies in late 1994; and decreases in net operating revenues and operating and administrative costs of approximately $165,200,000 and $159,500,000, respectively, due to the disposition of, or lease terminations on, 77 facilities in 1994 and 43 facilities in 1993.

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

     The increase in operating and administrative costs for same facility operations for the year ended December 31, 1994, as compared to the same period in 1993, was due to the following: approximately $88,700,000 due to increased wages and related expenses principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services, and increased staffing levels in the Company's nursing facilities to cover higher acuity patients; approximately $62,400,000 due to additional ancillary costs (excluding wages and related expenses) associated with the increase in ancillary services provided to the Company's Medicare and private-pay patients; approximately $5,200,000 due primarily to an increase in supplies purchased to meet the needs of the Company's higher acuity patients; and approximately $20,600,000 due primarily to increases in pharmacy-related costs and various other items.

     The Company's overall ancillary revenues for the year ended December 31, 1994 were approximately $728,400,000 and represented 24.5% of net operating revenues, as compared to approximately $618,800,000 of ancillary revenues for the same period in 1993 which represented 21.5% of 1993 net operating revenues. Growth in ancillary revenues, as well as increases in Medicare census, have also resulted in higher costs for the Company due to the higher acuity services being provided to these patients. The Company's overall ancillary costs (excluding wages and related expenses) were approximately $384,500,000 for the year ended December 31, 1994, compared to approximately $348,000,000 for the same period in 1993.

     Interest expense for the year ended December 31, 1994 decreased approximately $1,400,000 as compared to the same period in 1993 primarily due to the following: repayment of approximately $45,000,000 of debt in 1993 with a portion of the proceeds from issuance of the Preferred Stock and the conversion of approximately $46,000,000 in principal amount of the Company's 9% Debentures into shares of Common Stock in 1993, net of additional interest related to the issuance or assumption of approximately $243,000,000 of long-term obligations primarily during late 1994 in conjunction with certain acquisitions. Depreciation and amortization expense for the year ended December 31, 1994 increased approximately $5,800,000 as compared to the same period in 1993 primarily due to acquisitions, the opening of newly constructed facilities and over $100,000,000 of capital additions and improvements, partially offset by a decrease due to the disposition of or lease terminations on certain facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had approximately $56,300,000 in cash and cash equivalents and net working capital of approximately $165,000,000. The Company anticipates that approximately $39,700,000 of its existing cash at December 31, 1995, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $37,600,000 of unused commitments under its Revolver/Letter of Credit Facility as of December 31, 1995.

     Net cash provided by operating activities for the year ended December 31, 1995 was approximately $105,200,000, an increase of approximately $11,000,000 from the prior year. Net cash used for investing activities and net cash provided by financing activities were approximately $143,500,000 and $26,700,000 respectively, for the year ended December 31, 1995. The Company primarily used cash generated from operations, $25,000,000 of proceeds from the issuance of long-term obligations, as well as Revolver borrowings to fund capital expenditures, construction and development costs totaling approximately $161,900,000. The Company received cash proceeds of approximately $46,900,000 from the dispositions of facilities and other assets which, along with Revolver borrowings, were used to repay approximately $68,400,000 of long-term obligations and to fund acquisitions of approximately $34,200,000.

     In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities under its 1994 Term Loan, approximately $28,000,000 to prepay certain scheduled maturities under its Term Loan, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants.

     Effective November 1, 1995, the Company exercised its option to exchange (the "Exchange") all of the outstanding shares of its $2.75 Cumulative Convertible Exchangeable Preferred Stock (liquidation preference $50 per share) (the "Preferred Stock") for $150,000,000 aggregate principal amount of its 5 1/2% Convertible Subordinated Debentures due August 1, 2018 (the "5 1/2% Debentures"). The Company issued $50 principal amount of 5 1/2% Debentures in exchange for each share of Preferred Stock. All holders of the Preferred Stock were required to participate in the Exchange. The 5 1/2% Debentures contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock. Had the Exchange been completed prior to January 1, 1995, the Company's pro forma net loss per share for the year ended December 31, 1995 would have been $.13 as compared to a reported net loss per share of $.16.

     In June 1995, the Company completed its acquisition of Pharmacy Management Services, Inc. ("PMSI") in exchange for approximately 12,400,000 shares of the Company's Common Stock plus closing and related costs. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. The acquisition was accounted for as a purchase.

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

     In April 1995, the Company announced that its Board of Directors had preliminarily approved a plan to spin off to its stockholders approximately 80% of the common stock of Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company which provides institutional pharmacy services to nursing homes, hospitals and other institutional customers as well as mail service pharmaceutical products to workers' compensation payors, claimants and employers. Subsequently, the Company disclosed that certain operational difficulties at PCA were adversely affecting PCA's operating results and that it had made changes in PCA's management (including the appointment of Robert D. Woltil as President) and certain of PCA's operating and pricing policies to address these difficulties. On December 19, 1995, the Company announced that PCA was continuing to experience difficulties consolidating recent acquisitions and that it would defer indefinitely plans to spin off any portion of PCA. On January 17, 1996, the Company announced that Robert D. Woltil resigned as an Executive Vice President of the Company and as President of PCA. A successor has not yet been named. There can be no assurance that the PCA spin-off or any other strategic transaction will occur.

     In 1993, the Company registered with the Securities and Exchange Commission $100,000,000 aggregate principal amount of certain debt securities, which are to be offered from time to time as separate series in amounts, at prices and on terms to be determined at the time of sale. The Company issued $20,000,000 of 8 3/4% First Mortgage Bonds, $30,000,000 of 8 5/8% First Mortgage Bonds and $25,000,000 of 8 3/4% Notes under such registration. As of December 31, 1995, $25,000,000 of aggregate principal amount of debt securities under such registration remained unissued.

     The Company believes that its existing cash and cash equivalents, working capital from operations, net cash proceeds from the Senior Notes offering, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $84,600,000 ($41,400,000 after giving effect to the Senior Notes offering and the application of the net proceeds therefrom), to make normal recurring capital additions and improvements for the year ending December 31, 1996 of approximately $174,000,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements.

     As of December 31, 1995, the Company had total indebtedness of approximately $1,073,500,000 (excluding $78,000,000 of Revolver borrowings) and total stockholders' equity of approximately $820,300,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state health care reform. In addition, health care service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other health care companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

Little Rock, Arkansas
February 2, 1996, except for Note 4,
paragraph 5 and Note 5, paragraph 5,
as to which the date is March 21, 1996

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
                                            ASSETS
Current assets:
  Cash and cash equivalents.........................................  $   56,303     $   67,964
  Accounts receivable -- patient, less allowance for doubtful accounts:
     1995 -- $22,860; 1994 -- $28,293...............................     514,820        438,743
  Accounts receivable -- nonpatient, less allowance for doubtful accounts:
     1995 -- $497; 1994 -- $302.....................................      15,995         10,896
  Notes receivable..................................................       7,460          5,028
  Operating supplies................................................      59,109         60,243
  Deferred income taxes.............................................      24,892         35,098
  Prepaid expenses and other........................................      38,013         34,365
                                                                      ----------     ----------
          Total current assets......................................     716,592        652,337
Property and equipment, net.........................................   1,189,985      1,200,623
Other assets:
  Notes receivable, less allowance for doubtful notes:
     1995 -- $4,953; 1994 -- $6,429.................................      41,915         41,677
  Designated and restricted funds...................................      57,082         41,939
  Goodwill, net.....................................................     380,681        245,990
  Operating and leasehold rights and licenses, net..................      18,086         23,336
  Other, net........................................................     102,120        116,676
                                                                      ----------     ----------
          Total other assets........................................     599,884        469,618
                                                                      ----------     ----------
                                                                      $2,506,461     $2,322,578
                                                                      ==========     ==========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................  $  155,385     $  117,001
  Short-term borrowings.............................................      78,000             --
  Accrued wages and related liabilities.............................     134,391        132,066
  Accrued interest..................................................      10,261         10,828
  Other accrued liabilities.........................................      88,869         85,110
  Current portion of long-term obligations..........................      84,639         60,199
  Income taxes payable..............................................          --          4,421
                                                                      ----------     ----------
          Total current liabilities.................................     551,545        409,625
Long-term obligations...............................................     988,909        918,018
Deferred income taxes payable.......................................      54,687         81,117
Other liabilities and deferred items................................      90,987         86,574
Commitments and contingencies
Stockholders' equity:
  Preferred stock, shares issued and outstanding: 3,000,000.........          --        150,000
  Common stock, shares issued: 1995 -- 102,618,241;
     1994 -- 89,620,822.............................................      10,262          8,962
  Additional paid-in capital........................................     766,549        609,762
  Retained earnings.................................................      83,657         98,655
  Treasury stock, at cost: 3,972,208 shares.........................     (40,135)       (40,135)
                                                                      ----------     ----------
          Total stockholders' equity................................     820,333        827,244
                                                                      ----------     ----------
                                                                      $2,506,461     $2,322,578
                                                                      ==========     ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1995          1994         1993
                                                           ----------   ----------   ----------
Net operating revenues...................................  $3,228,553   $2,969,239   $2,884,451
Interest income..........................................      14,228       14,578       15,269
                                                           ----------   ----------   ----------
          Total revenues.................................   3,242,781    2,983,817    2,899,720
Costs and expenses:
  Operating and administrative:
     Wages and related...................................   1,736,151    1,600,580    1,593,410
     Other...............................................   1,224,681    1,114,916    1,069,536
  Interest...............................................      84,245       64,792       66,196
  Depreciation and amortization..........................     103,581       88,734       82,938
  Impairment of long-lived assets:
     Adoption of SFAS No. 121............................      68,130           --           --
     Development and other costs.........................      32,147           --           --
                                                           ----------   ----------   ----------
          Total costs and expenses.......................   3,248,935    2,869,022    2,812,080
                                                           ----------   ----------   ----------
Income (loss) before provision for income taxes and
  extraordinary charge...................................      (6,154)     114,795       87,640
Provision for income taxes...............................       1,969       37,882       29,684
                                                           ----------   ----------   ----------
Income (loss) before extraordinary charge................      (8,123)      76,913       57,956
Extraordinary charge, net of income taxes of $1,188 in
  1994 and $1,155 in 1993................................          --       (2,412)      (2,345)
                                                           ----------   ----------   ----------
Net income (loss)........................................  $   (8,123)  $   74,501   $   55,611
                                                           ==========   ==========   ==========
Net income (loss) applicable to common shares............  $  (14,998)  $   66,251   $   31,173
                                                           ==========   ==========   ==========
Income (loss) per share of common stock:
  Before redemption premium on preferred stock and
     extraordinary charge................................  $     (.16)  $      .79   $      .66
  Redemption premium on preferred stock..................          --           --         (.25)
                                                           ----------   ----------   ----------
  Before extraordinary charge............................        (.16)         .79          .41
  Extraordinary charge...................................          --         (.03)        (.03)
                                                           ----------   ----------   ----------
  Net income (loss)......................................  $     (.16)  $      .76   $      .38
                                                           ==========   ==========   ==========
Shares used to compute per share amounts.................      92,233       87,087       81,207
                                                           ==========   ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                     ADDITIONAL
                                             PREFERRED    COMMON      PAID-IN      RETAINED    TREASURY
                                               STOCK       STOCK      CAPITAL      EARNINGS     STOCK        TOTAL
                                             ---------    -------    ----------    --------    --------    ---------
Balances at December 31, 1992(1)............ $  80,000    $ 8,071     $ 541,577    $  3,992    $(40,135)   $ 593,505
  Issuance of 3,000,000 shares of Preferred
     Stock..................................   150,000         --        (5,500)         --          --      144,500
  Funds designated for the redemption of
     preferred stock........................  (100,000)        --            --          --          --     (100,000)
  Redemption premium on preferred stock.....    20,000         --            --     (20,000)         --           --
  Conversion of 9% Debentures into common
     stock..................................        --        713        43,770          --          --       44,483
  Employee stock transactions, net..........        --         41         3,441          --          --        3,482
  Preferred stock dividends.................        --         --            --      (5,125)         --       (5,125)
  Issuance of ATH preferred stock(1)........        --         --         6,406          --          --        6,406
  Accretion of amounts due upon redemption
     of ATH preferred stock (1).............        --         --         1,218      (1,218)         --           --
  Cancellation of ATH preferred stock(1)....        --         --            (3)          3          --           --
  Net income................................        --         --            --      55,611          --       55,611
                                             ---------    -------    ----------    --------    --------    ---------
Balances at December 31, 1993...............   150,000      8,825       590,909      33,263     (40,135)     742,862
  Exercise of stock option grant............        --        100        11,900          --          --       12,000
  Employee stock transactions, net..........        --         37         4,830          --          --        4,867
  Preferred stock dividends.................        --         --            --      (8,250)         --       (8,250)
  Issuance of ATH preferred stock(1)........        --         --         1,264          --          --        1,264
  Accretion of amounts due upon redemption
     of ATH preferred stock (1).............        --         --           859        (859)         --           --
  Net income................................        --         --            --      74,501          --       74,501
                                             ---------    -------    ----------    --------    --------    ---------
Balances at December 31, 1994...............   150,000      8,962       609,762      98,655     (40,135)     827,244
  Issuance of 12,361,184 shares of common
     stock for the purchase of PMSI.........        --      1,236       149,693          --          --      150,929
  Exchange of Preferred Stock into 5 1/2%
     Debentures.............................  (150,000)        --            --          --          --     (150,000)
  Employee stock transactions, net..........        --         64         7,094          --          --        7,158
  Preferred stock dividends.................        --         --            --      (6,875)         --       (6,875)
  Net loss..................................        --         --            --      (8,123)         --       (8,123)
                                             ---------    -------    ----------    --------    --------    ---------
Balances at December 31, 1995............... $      --    $10,262     $ 766,549    $ 83,657    $(40,135)   $ 820,333
                                             =========    =======     =========    ========    ========    =========

---------------

(1) Amounts were recorded by ATH prior to its merger with the Company in September 1994. Total stockholders' equity at December 31, 1992 decreased $240,000 due to the restatement for ATH.

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1995          1994          1993
                                                          ----------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)...................................... $   (8,123)    $  74,501     $  55,611
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization.......................    103,581        88,734        82,938
     Impairment of long-lived assets.....................    100,277            --            --
     Provision for reserves and discounts on patient,
       notes and other receivables, net..................     15,889        14,107        21,363
     Amortization of deferred financing costs............      4,379         4,241         3,743
     Extraordinary charge................................         --         3,600         3,500
     Gains on dispositions of facilities and other
       assets, net.......................................     (2,253)       (9,749)       (3,667)
     Deferred taxes......................................    (20,394)       (2,031)        4,708
     Net increase (decrease) in insurance related
       accounts..........................................    (10,531)        8,342        (3,037)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
       Accounts receivable -- patient....................    (84,420)      (76,320)      (40,695)
       Operating supplies................................      1,649        (2,777)          847
       Prepaid expenses and other receivables............       (154)        1,597         5,357
       Accounts payable and other accrued expenses.......     16,370        (2,809)        6,866
       Income taxes payable..............................     (6,194)        7,332           366
       Other, net........................................     (4,875)      (14,548)       (8,911)
                                                           ---------     ---------     ---------
          Total adjustments..............................    113,324        19,719        73,378
                                                           ---------     ---------     ---------
          Net cash provided by operating activities......    105,201        94,220       128,989
Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired........    (34,184)     (267,227)      (49,973)
  Proceeds from dispositions of facilities and other
     assets..............................................     46,892        77,211         9,952
  Collections on notes receivable and REMIC investment...     16,602         9,580         6,604
  Capital expenditures...................................   (126,093)     (110,281)      (85,409)
  Construction and development in progress, net..........    (35,818)      (14,461)      (20,727)
  Other, net.............................................    (10,945)      (12,375)       (7,573)
                                                           ---------     ---------     ---------
          Net cash used for investing activities.........   (143,546)     (317,553)     (147,126)
Cash flows from financing activities:
  Revolver borrowings....................................  1,017,000        62,000       201,000
  Repayments of Revolver borrowings......................   (939,000)      (62,000)     (201,000)
  Proceeds from issuance of long-term obligations........     25,000       309,308       100,541
  Repayments of long-term obligations....................    (68,400)      (98,340)     (101,016)
  Proceeds from issuance of Preferred Stock, net.........         --            --       144,500
  Funds designated for the redemption of preferred
     stock...............................................         --            --      (100,000)
  Proceeds from exercise of stock options................      2,146        14,509         2,537
  Proceeds from issuance of ATH preferred stock..........         --         1,264         6,406
  Deferred financing costs...............................     (2,161)       (7,653)      (10,290)
  Dividends paid on preferred stock......................     (8,250)       (8,250)       (3,063)
  Proceeds from designated funds, net....................        349         3,401         4,546
                                                           ---------     ---------     ---------
          Net cash provided by financing activities......     26,684       214,239        44,161
                                                           ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents.....    (11,661)       (9,094)       26,024
Cash and cash equivalents at beginning of year...........     67,964        77,058        51,034
                                                           ---------     ---------     ---------
Cash and cash equivalents at end of year................. $   56,303     $  67,964     $  77,058
                                                           =========     =========     =========
Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest (net of amount capitalized)................ $   80,433     $  59,242     $  64,035
     Income taxes (net of refunds).......................     28,557        31,501        17,226

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries. The Company provides long-term health care in 37 states and the District of Columbia. Its operations include nursing facilities, subacute and acute long-term transitional hospitals, institutional and mail service pharmacies, rehabilitation therapy services, assisted living centers, hospices and home health care centers. The consolidated financial statements of the Company include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Intangible Assets

     Operating and leasehold rights and licenses (stated at cost less accumulated amortization of $19,040,000 in 1995 and $21,899,000 in 1994) are being amortized over the lives of the related assets (principally 40 years) and leases (principally 10 to 15 years), using the straight-line method. Goodwill (stated at cost less accumulated amortization of $30,431,000 in 1995 and $24,171,000 in 1994) is being amortized over 40 years or, if applicable, the life of the lease using the straight-line method.

     On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. As of December 31, 1995, the Company does not believe there is any indication that the carrying value or the amortization period of its intangibles needs to be adjusted. See "-- Impairment of Long-Lived Assets."

  Impairment of Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     In the fourth quarter of 1995, the Company recorded an impairment loss of approximately $68,130,000 upon adoption of SFAS No. 121. Such loss primarily related to certain nursing facilities, transitional hospitals, institutional pharmacies and assisted living centers with current period operating losses. Such current period operating losses, combined with a history of operating losses and anticipated future operating losses, led management to believe that impairment existed at such facilities. In addition, there were certain nursing facilities for which management expected an adverse impact on future earnings and cash flows as a result of recent changes in state Medicaid reimbursement programs. Accordingly, management estimated the undiscounted future cash flows to be generated by each facility. If the undiscounted future cash flow estimates were less than the carrying value of the corresponding facility, management estimated the fair value of such facility and wrote the carrying value down to their estimate of fair value. Management calculated the fair value of the impaired facilities by using the present value of estimated future cash flows, or its best estimate of what such facility, or similar facilities in that state, would sell for in the open market. Management believes it has the knowledge to make such estimates of open market sales prices based on the volume of facilities the Company has purchased and sold in previous years.

     In addition to the SFAS No. 121 charge, the Company recorded a fourth quarter impairment loss for other long-lived assets of approximately $32,147,000 primarily related to the write-off of software and business development costs. During the fourth quarter of 1995, the Company hired a new Senior Vice President of Information Technology, who redirected the Company's systems development initiatives, causing a write-down, or a write-off, of certain software and software development projects. In addition, the Company wrote off certain business development and other costs where the Company believed the carrying amount was unrecoverable.

  Insurance

     The Company insures auto liability, general liability and workers' compensation risks, in most states, through insurance policies with third parties, some of which may be subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd., a wholly-owned subsidiary of the Company. The liabilities for estimated incurred losses not covered by third party insurance are discounted at 10% in 1995 and 1994 to their present value based on expected loss payment patterns determined by independent actuaries. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                                       1995         1994
                                                                     --------     --------
    Accrued wages and related liabilities..........................  $ 35,265     $ 33,111
    Other accrued liabilities......................................     6,572        7,849
    Other liabilities and deferred items...........................    84,720       76,957
                                                                     --------     --------
                                                                     $126,557     $117,917
                                                                     ========     ========

     On an undiscounted basis, the total insurance liabilities as of December 31, 1995 and 1994 were $164,060,000 and $148,023,000, respectively. As of
December 31, 1995, the Company has deposited approximately $58,284,000 in funds (the "Beverly Indemnity funds") that are restricted for the payment of insured claims. In addition, the Company anticipates that approximately $39,700,000 of its existing cash at December 31, 1995, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

  Stock Options

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

  Revenues

     The Company's revenues are derived primarily from providing long-term health care services. Approximately 77%, 80% and 80% of the Company's net operating revenues for 1995, 1994 and 1993, respectively, were derived from funds under federal and state medical assistance programs, and approximately 72%, 78% and 83% of the Company's net patient accounts receivable at December 31, 1995, 1994 and 1993, respectively, are due from such programs. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement. Changes in estimates related to third party receivables resulted in the recording of approximately $19,700,000, $11,000,000 and $8,100,000 of revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

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

  Earnings per Share

     Net income (loss) applicable to common shares is computed by deducting preferred stock dividends (including the $20,000,000 redemption premium on the preferred stock in 1993, as discussed below) from net income (loss), when dilutive. Net loss per share for the year ended December 31, 1995 was computed by dividing net loss applicable to common shares by the weighted average number of shares of Common Stock outstanding during the period. Earnings per share for the years ended December 31, 1994 and 1993 were computed by dividing net income applicable to common shares by the weighted average number of shares of Common Stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. During the year ended December 31, 1993, the Company charged retained earnings for the $20,000,000 excess (the "redemption premium") to be paid to redeem the Company's cumulative convertible preferred stock (the "preferred stock") above its $80,000,000 original recorded value. Although this amount did not impact the Company's net income, for accounting purposes the $20,000,000 redemption premium was treated as a reduction to income applicable to common shares in the calculation of earnings per share for the year ended December 31, 1993.

  Other

     Certain prior year amounts have been reclassified to conform with the 1995 presentation.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 1995, the Company purchased 17 previously leased nursing facilities (2,118 beds), one previously leased retirement living center (17 units), and certain other assets for approximately $32,700,000 cash, approximately $40,400,000 acquired debt and approximately $1,700,000 security and other deposits. The Company does not operate four of such facilities which were subleased to other nursing home operators in prior year transactions and currently remain under lease to such operators. Also during such period, the Company sold, subleased or terminated the leases on 11 nursing facilities (1,199 beds), 12 homes for the developmentally disabled (1,065 beds), six retirement living centers (1,141 units) and certain other assets for cash proceeds of approximately $39,400,000, approximately $3,700,000 of notes receivable and the assumption of approximately $52,800,000 of debt. The Company recognized net pre-tax gains of approximately $2,000,000 as a result of these dispositions. In addition, the Company terminated a management agreement on two nursing facilities (150 beds) and four assisted living centers (510 units). The operations of these facilities were immaterial to the Company's financial position and results of operations.

     In June 1995, the Company acquired Pharmacy Management Services, Inc. ("PMSI") in exchange for approximately 12,400,000 shares of the Company's Common Stock plus closing and related costs. PMSI is a leading nationwide provider of medical cost containment and managed care services to workers' compensation payors and claimants. The acquisition was accounted for as a purchase and was not material to the Company's financial position or results of operations.

     During the year ended December 31, 1994, the Company purchased 19 previously leased nursing facilities (2,202 beds), one previously leased retirement living center (20 units), and certain other assets for approximately $43,600,000 cash, approximately $1,000,000 issuance of debt, approximately $16,900,000 assumed and acquired debt and approximately $1,400,000 security and other deposits. Also during such period, the Company sold, subleased or terminated the leases on 77 nursing facilities (7,192 beds) and certain other assets for cash proceeds of approximately $80,200,000, approximately $700,000 of notes receivable and the assumption of approximately $40,000 of debt. The operations of these facilities were immaterial to the Company's financial position and results of operations.

     During the third quarter of 1994, the Company issued 2,400,000 shares of Common Stock for all of the outstanding stock of American Transitional Hospitals, Inc. ("ATH"). ATH operates licensed hospitals specializing in long-term acute care and transitional acute care to medically complex, chronically ill patients. The merger was accounted for as a pooling of interests and, accordingly the Company's consolidated financial statements were restated to reflect ATH's financial position, results of operations and cash flows for each period prior to the merger. All transactions between the Company and ATH prior to the merger were eliminated in the restated consolidated financial statements. The merger of ATH was not material to the Company's financial position or results of operations.

     In November 1994, Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, acquired Insta-Care Holdings, Inc. ("Insta-Care"), for cash of approximately $112,000,000, as well as other costs incurred totaling approximately $10,500,000. Insta-Care provides pharmaceutical dispensing services in six states to approximately 65,000 patients in nursing homes and correctional facilities. In December 1994, PCA acquired three institutional pharmacy subsidiaries of Synetic, Inc. ("Synetic pharmacies"), for cash of approximately $107,300,000, as well as other costs incurred totaling approximately $6,000,000. The Synetic businesses provide pharmaceutical dispensing services in the New England area and the state of Indiana to approximately 45,000 patients in various institutions, including nursing homes, transitional care facilities, correctional facilities and group homes. These acquisitions were accounted for as purchases.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED)

     During the year ended December 31, 1993, the Company acquired three nursing facilities (328 beds) and leasehold interests in eight nursing facilities (829 beds) and one retirement living center (69 units), all of which were previously managed by the Company, in addition to one nursing facility (60 beds) and one retirement living center (187 units) not previously operated by the Company. The acquisitions of such facilities, and certain other assets, were accounted for as purchases and were consummated with approximately $6,915,000 cash, approximately $18,232,000 assumed and acquired debt, approximately $858,000 of security and other deposits and approximately $454,000 reduction in receivables. In addition, the Company acquired 25 nursing facilities (2,706 beds) and two retirement living centers (435 units), which were previously leased by the Company, for approximately $38,381,000 cash (including approximately $5,000,000 borrowed under the Company's revolving credit agreement), approximately $5,541,000 issuance of debt, approximately $42,285,000 assumed and acquired debt and approximately $2,313,000 of security and other deposits. The operations of these facilities were immaterial to the Company's financial position and results of operations.

     During the year ended December 31, 1993, the Company sold or terminated the leases on 40 nursing facilities (4,511 beds) and three retirement living centers (230 units). The Company recognized pre-tax losses of approximately $3,769,000 as a result of these dispositions. In addition, the Company sold certain other assets for pre-tax gains of approximately $4,850,000. Dispositions of such facilities and other assets were consummated for approximately $9,583,000 cash and the assumption of approximately $5,460,000 of debt. The operations of these facilities were immaterial to the Company's financial position and results of operations.

3. PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands):

                                                          TOTAL                     OWNED                   LEASED
                                                  ----------------------    ----------------------    ------------------
                                                    1995         1994         1995         1994        1995       1994
                                                  ---------    ---------    ---------    ---------    -------    -------
Land, buildings and improvements................  $1,375,945   $1,413,359   $1,319,008   $1,355,199   $ 56,937   $ 58,160
Furniture and equipment.........................     347,478      341,283      340,220      334,193      7,258      7,090
Construction in progress........................      47,587       38,139       47,587       38,139         --         --
                                                  ----------   ----------   ----------   ----------   ---------  --------
                                                   1,771,010    1,792,781    1,706,815    1,727,531     64,195     65,250
Less accumulated depreciation and
  amortization..................................     581,025      592,158      537,704      550,225     43,321     41,933
                                                  ----------   ----------   ----------   ----------   --------   --------
                                                  $1,189,985   $1,200,623   $1,169,111   $1,177,306   $ 20,874   $ 23,317
                                                  ==========   ==========   ==========   ==========   ========   ========

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

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 1995, 1994 and 1993 was $82,752,000, $77,575,000
and $72,169,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

     At December 31, 1995, there were $78,000,000 of outstanding Revolver borrowings at a weighted average annual interest rate of 7.38%. Long-term obligations consist of the following at December 31 (dollars in thousands except per share amounts):

                                                                         1995           1994
                                                                      -----------    ----------
Notes and mortgages, less imputed interest: 1995 -- $312,
  1994 -- $371; due in installments through the year 2020, at effective interest rates of 5.86% to 14.00%, a portion of which is secured by property, equipment and other assets with a net book
  value of $254,676 at December 31, 1995............................  $   158,597    $  129,805
Industrial development revenue bonds, less imputed interest:
  1995 -- $61, 1994 -- $74; due in installments through the year
  2013, at effective interest rates of 5.03% to 10.50%, a portion of which is secured by property and other assets with a net book
  value of $222,559 at December 31, 1995............................      214,107       277,762
Term Loan under the 1994 Credit Agreement due in quarterly
  installments through October 31, 1999.............................      202,500       225,000
Term Loan under the Bank Credit Facility due in quarterly
  installments through March 24, 1999...............................       55,000        55,000
Nippon Term Loan under the Nippon Credit Agreement due in quarterly
  installments from June 1996 through March 3, 2000.................       20,000        20,000
Senior secured notes, face amount, less unamortized discount:
  1994 -- $71 (repaid in December 1995).............................           --        17,679
8 3/4% First Mortgage Bonds due July 1, 2008, secured by first mortgages on eight nursing facilities with an aggregate net book
  value of $15,530 at December 31, 1995.............................       19,765        19,922
8 5/8% First Mortgage Bonds due October 1, 2008, secured by first mortgages on 11 nursing facilities with an aggregate net book
  value of $29,218 at December 31, 1995.............................       29,788        29,883
8 3/4% Notes due December 31, 2003, unsecured.......................       24,875        24,975
7 3/4% Note due in quarterly installments through June 1, 2001, secured by first mortgages on 11 nursing facilities and one assisted living center with an aggregate net book value of $19,890
  at December 31, 1995..............................................       23,589        24,548
Series 1995 Bonds...................................................       25,000            --
Medium Term Notes due June 15, 2000, secured by eligible receivables
  of selected nursing facilities of $72,746 at December 31, 1995....       50,000        50,000
7 5/8% convertible subordinated debentures due March 15, 2003,
  convertible at $20.47 per share of Common Stock...................       67,924        67,924
5 1/2% convertible subordinated debentures due August 1, 2018,
  convertible at $13.33 per share of Common Stock...................      150,000            --
Zero coupon notes, face amount, less unamortized discount:
  1995 -- $1,039, 1994 -- $1,316; maturing July 16, 2003,
  anticipated to be due September 30, 1996, convertible into 13.32
  shares of Common Stock per $1 note................................        1,288         1,380
                                                                      -----------    ----------
                                                                        1,042,433       943,878
Present value of capital lease obligations, less imputed interest:
  1995 -- $972, 1994 -- $1,196; at effective interest rates of 6.07%
  to 13.00%.........................................................       31,115        34,339
                                                                      -----------    ----------
                                                                        1,073,548       978,217
Less amounts due within one year....................................       84,639        60,199
                                                                      -----------    ----------
                                                                      $   988,909    $  918,018
                                                                      ===========    ==========

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS -- (CONTINUED)

     On November 1, 1994, the Company executed a $375,000,000 Credit Agreement (the "1994 Credit Agreement") which provides for a $225,000,000 Term Loan (the "1994 Term Loan") and a $150,000,000 Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). The proceeds from the 1994 Term Loan were used to consummate the pharmacy acquisitions (as discussed above). The Company incurred a $2,412,000 extraordinary charge, net of income taxes, in 1994 related to the write-off of unamortized deferred financing costs associated with the 1993 revolving credit facility and letter of credit facility, which were replaced by the Revolver/LOC Facility, as well as with the Company's commercial paper program which was replaced with Medium Term Notes, as discussed below, and certain bond refundings. Currently, the 1994 Term Loan and any Revolver borrowings bear interest at adjusted LIBOR plus 1%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus 1 1/8%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Company pays certain commitment fees and commissions with respect to the Revolver/LOC Facility and had approximately $37,600,000 of unused commitments under such facility at December 31, 1995. The 1994 Credit Agreement is secured by a security interest in the stock of PCA and certain of its subsidiaries and imposes on the Company certain financial tests and restrictive covenants.

     The Company executed a $100,000,000 Bank Credit Facility (the "Bank Credit Facility") during 1992, which provides for a seven-year term loan (the "Term Loan"). A portion of the net proceeds from the Preferred Stock offering (as discussed herein) was used to repay approximately $45,000,000 of the Term Loan during 1993. Accordingly, in 1993, the Company recorded a $2,345,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs associated with such debt, as well as certain bond refundings. Currently, the Term Loan bears interest at adjusted LIBOR plus 7/8% or the Prime Rate, as defined, at the Company's option, and requires interest-only payments through September 1996. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Bank Credit Facility is secured by a mortgage interest in 25 nursing facilities and assisted living centers with a net book value totaling approximately $53,901,000 at December 31, 1995, and a security interest in certain personal property and imposes on the Company certain financial tests and restrictive covenants.

     The Nippon Credit Agreement, entered into in March 1993, provides for a seven-year term loan (the "Nippon Term Loan"). Currently, the Nippon Term Loan bears interest at adjusted LIBOR plus 7/8% or the Prime Rate, as defined, at the Company's option, and requires interest-only payments through February 1996. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Nippon Credit Agreement is secured by a mortgage interest in eight nursing facilities with a net book value totaling approximately $15,648,000 at December 31, 1995.

     In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities under the 1994 Term Loan, approximately $28,000,000 to prepay certain scheduled maturities under the Term Loan, approximately $8,750,000 to prepay certain scheduled maturities under the Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants.

     Effective November 1, 1995, the Company exercised its option to exchange (the "Exchange") all of the outstanding shares of its Preferred Stock (as defined below) (liquidation preference $50 per share) for $150,000,000 aggregate principal amount of its 5 1/2% Convertible Subordinated Debentures due August 1, 2018 (the "5 1/2% Debentures"). The Company issued $50 principal amount of
5 1/2% Debentures in exchange

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS -- (CONTINUED)

for each share of Preferred Stock. All holders of the Preferred Stock were required to participate in the Exchange. The 5 1/2% Debentures contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock. Had the Exchange been completed prior to January 1, 1995, the Company's pro forma net loss per share for the year ended December 31, 1995 would have been $.13 as compared to a reported net loss per share of $.16.

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

     In December 1994, the Company replaced its commercial paper program with $50,000,000 of medium term notes (the "Medium Term Notes"). The Medium Term Notes bear interest at LIBOR, as defined, plus .35%. Pursuant to the Medium Term Notes agreement, eligible receivables of selected nursing facilities are sold to Beverly Funding Corporation ("Beverly Funding"), a wholly-owned subsidiary of the Company. At December 31, 1995, Beverly Funding had total assets of approximately $73,500,000 which cannot be used to satisfy claims of the Company or any of its subsidiaries.

     In 1993, the Company registered with the Securities and Exchange Commission $100,000,000 aggregate principal amount of certain debt securities, which are to be offered from time to time as separate series in amounts, at prices and on terms to be determined at the time of sale. The Company issued $20,000,000 of 8 3/4% First Mortgage Bonds, $30,000,000 of 8 5/8% First Mortgage Bonds and $25,000,000 of 8 3/4% Notes under such registration. As of December 31, 1995, $25,000,000 of aggregate principal amount of debt securities under such registration remained unissued.

     Maturities and sinking fund requirements of long-term obligations, including capital leases, for the years ending December 31 are as follows (in thousands):

                                                   1996       1997       1998      1999      2000     THEREAFTER     TOTAL
                                                  -------   --------   --------   -------   -------   ----------   ----------
Future minimum lease payments...................  $ 7,018   $  5,677   $  5,010   $ 4,299   $ 3,687    $ 30,788    $   56,479
Less interest...................................    3,369      2,635      2,307     2,042     1,824      13,187        25,364
                                                  -------   --------   --------   -------   -------    --------    ----------
Net present value of future minimum lease
  payments......................................    3,649      3,042      2,703     2,257     1,863      17,601        31,115
Notes, mortgages, bonds and debentures..........   80,990    103,595    123,540    91,847    85,894     556,567     1,042,433
                                                  -------   --------   --------   -------   -------    --------    ----------
                                                  $84,639   $106,637   $126,243   $94,104   $87,757    $574,168    $1,073,548
                                                  =======   ========   ========   =======   =======    ========    ==========

     Many of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.

     The industrial development revenue bonds were originally issued prior to 1985 primarily for the construction or acquisition of nursing facilities. Bond reserve funds are included in designated funds. These funds are invested primarily in certificates of deposit and in United States government securities and are carried at cost, which approximates market value. Net capitalized interest relating to construction was not material in 1995, 1994 or 1993.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5. COMMITMENTS AND CONTINGENCIES

     The future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1995, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
   1996...............................................................  $ 82,557
   1997...............................................................    65,651
   1998...............................................................    52,794
   1999...............................................................    41,354
   2000...............................................................    25,575
   Thereafter.........................................................    51,885
                                                                        $319,816

     Total future minimum rental commitments are net of approximately $18,131,000 of minimum sublease rentals due in the future under noncancelable subleases. Rent expense on operating leases, net of sublease rent income, for the years ended December 31 was as follows: 1995 -- $127,074,000;
1994 -- $127,187,000; 1993 -- $135,262,000. Sublease rent income was approximately $5,426,000, $5,410,000 and $3,226,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Contingent rent expense, based primarily on revenues, was approximately $22,000,000, $22,000,000 and $20,000,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     In 1992, the Company entered into an agreement to outsource its management information systems functions for a period of seven years, with an option to renew based on mutual agreement among the parties. The future minimum commitments required under such agreement as of December 31, 1995, are as follows: 1996 -- $7,941,000; 1997 -- $7,941,000; 1998 -- $7,941,000; 1999 --
$4,632,000. The Company incurred approximately $8,529,000, $8,906,000 and $10,179,000 under such agreement during the years ended December 31, 1995, 1994 and 1993, respectively.

     The Company is contingently liable for approximately $110,901,000 of long-term obligations maturing on various dates through 2019, as well as annual interest and letter of credit fees of approximately $9,155,000. Such contingent liabilities principally arose from the Company's sale of nursing facilities and retirement living centers. The Company operates the facilities related to approximately $26,046,000 of the principal amount for which it is contingently liable, pursuant to long-term agreements accounted for as operating leases. In addition, the Company is contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto.

     Approximately 10% of the Company's employees are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term health care industry. The Company, being one of the largest employers within the long-term health care industry, has been the target of a "corporate campaign" for several years by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never experienced any material work stoppages and believes that its relations with its employees (and the existing unions that represent certain of them) are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. On March 21, 1996, twenty Pennsylvania facilities received strike notices for March 29, 1996, but expect, with minimal disruption, to provide full, continuous patient care services. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

     There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

6. STOCKHOLDERS' EQUITY

     The Company had 300,000,000 shares of authorized $.10 par value common stock ("Common Stock") at December 31, 1995 and 1994. The Company is subject to certain restrictions under its banking arrangements related to the payment of cash dividends on its Common Stock.

     The Company had 25,000,000 shares of authorized $1 par value preferred stock at December 31, 1995 and 1994. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

     In December 1986, the Company issued 999,999 shares of its preferred stock (the "preferred stock") with a stated and liquidation value of $100 per share to a wholly-owned subsidiary of Stephens Group, Inc. On January 3, 1994, the Company used approximately $100,000,000 of the net proceeds from the Preferred Stock offering (as defined below) to redeem the preferred stock. The preferred stock dividend rate was scheduled to increase from 1% to 10% on January 1, 1994.

     In August 1993, the Company issued 3,000,000 shares of $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Preferred Stock"), with a liquidation value of $50 per share through a public offering (the "Preferred Stock offering"). Effective November 1, 1995, the Company exercised its option to exchange all of the outstanding shares of such Preferred Stock for $150,000,000 aggregate principal amount of its 5 1/2% Debentures (as discussed above).

     During 1994, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Common Stock Purchase Right (the "Rights") for each share of Common Stock outstanding at the close of business on November 2, 1994. Under certain circumstances, the Rights become exercisable to purchase shares of Common Stock, or securities of an acquiring entity, at one-half of market value. The Rights are designed to protect stockholders in the event of an unsolicited attempt to acquire the Company and to deal with the possibility of unilateral actions by hostile acquirors. These Rights are redeemable at the option of the Company at $.01 per Right. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

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

     The Company has 3,000,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under its 1993 Incentive Stock Plan in the form of nonqualified stock options, incentive stock options, restricted stock, performance awards and other stock unit awards. Incentive stock options must be granted at a purchase price equal to market price on the date of grant. Nonqualified stock options may be granted at no less than 85% of market price on the date of grant. All grants made at less than market price must be in lieu of cash payments. All options are exercisable no sooner than one year from the grant date and expire 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards, and three years for other awards. Performance awards and other stock unit awards, including phantom units, may be granted based on the achievement of

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6. STOCKHOLDERS' EQUITY -- (CONTINUED)

certain performance or other goals and will carry certain restrictions, as defined. The Compensation Committee of the Board of Directors is responsible for administering the 1993 Incentive Stock Plan and will have complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan.

     The Company has 2,400,000 shares of Common Stock authorized for issuance under its 1985 Nonqualified Stock Option Plan. Under the plan, options are granted at a purchase price equal to market price on the date of grant, become exercisable no sooner than one year after date of grant and expire no later than twelve years after date of grant, as determined by the Compensation Committee of the Board of Directors. In addition to options, the plan provides for outright grants of Common Stock, subject to forfeiture provisions. As a condition precedent to the release of such shares, the employee must be continuously employed with the Company from and after the date of grant and remain employed on share release dates. Commencing one year after the grant date, the shares will be released in accordance with a schedule determined at the time of grant.

     The following table summarizes stock option, restricted stock and other stock units data relative to the Company's Nonemployee Directors' Plan, the 1993 Incentive Stock Plan and the 1985 Nonqualified Stock Option Plan for the years ended December 31:

                                             1995                             1994                            1993
                                 -----------------------------   ------------------------------   -----------------------------
                                  NUMBER                          NUMBER                           NUMBER
                                    OF              PRICE           OF             PRICE             OF             PRICE
                                  SHARES          PER SHARE       SHARES         PER SHARE         SHARES         PER SHARE
                                 ---------     ----------------  ---------     ----------------   ---------     ---------------
Options outstanding at
  beginning of year............  4,106,272     $ 4.38 to $18.63  3,989,411     $ 4.38 to $18.63   3,483,334     $4.38 to $18.63
Changes during the year:
  Granted......................    355,500     $11.25 to $15.88    635,000     $12.13 to $15.25     952,000     $9.63 to $13.25
  Exercised....................   (271,073)    $ 4.38 to $12.50   (374,918)    $ 4.38 to $15.00    (329,459)    $4.38 to $12.00
  Cancelled....................   (238,150)    $ 4.38 to $18.63   (143,221)    $ 4.38 to $18.63    (116,464)    $4.38 to $18.63
                                 ---------                       ---------                        ---------
Options outstanding at end
  of year......................  3,952,549(1)  $ 4.38 to $18.63  4,106,272     $ 4.38 to $18.63   3,989,411     $4.38 to $18.63
                                 =========                       =========                        =========
Options available for grant....  1,243,953                       1,735,318                        2,162,800
                                 =========                       =========                        =========
Restricted stock outstanding at
  beginning of year............    267,353                         431,800                          513,000
Changes during the year:
  Granted......................    236,555                          14,553                           96,000
  Vested.......................   (182,153)                       (167,000)                        (162,800)
  Forfeited....................    (15,703)                        (12,000)                         (14,400)
                                 ---------                       ---------                        ---------
Restricted stock outstanding at
  end of year..................    306,052                         267,353                          431,800
                                 =========                       =========                        =========
Phantom units outstanding at
  beginning of year............     44,529                              --
Changes during the year:
  Granted......................     54,110                          44,529
  Cancelled....................     (7,697)                             --
                                 ---------                       ---------
Phantom units outstanding at
  end of year..................     90,942                          44,529
                                 =========                       =========

---------------

(1) Includes 2,660,629 options exercisable at December 31, 1995.

     During 1995, in conjunction with the acquisition of PMSI, the Company assumed PMSI's 1990 Incentive and Non-statutory Stock Option Plan, as amended, (the "PMSI Plan") and issued options to purchase shares of the Company's Common Stock in exchange for each option then outstanding under the PMSI Plan. During 1995, 84,179 of such options were exercised at prices ranging from $4.83 to $8.72 per share. At December 31, 1995, there were 258,132 options outstanding under such plan at prices ranging from

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
$5.01 to $8.72 per share, all of which were exercisable. No options are available for grant under the PMSI Plan.

     During 1994, in conjunction with the merger of ATH, the Company assumed ATH's 1993 Nonqualified Stock Option Plan (the "ATH Plan") and issued options to purchase shares of the Company's Common Stock in exchange for each option then outstanding under the ATH Plan. During 1995 and 1994, 20,310 and 451, respectively, of such options were exercised at a price of $.83 per share. At December 31, 1995, there were 91,887 options outstanding under such plan at a price of $.83 per share, of which 44,666 were exercisable. In addition, the Company signed an option agreement with an officer of ATH and issued options to purchase shares of the Company's Common Stock in exchange for each option to purchase shares of ATH stock previously held by such officer. At December 31, 1995, there were 38,548 options outstanding under such agreement at a price of $.83 per share, all of which were exercisable. Also during 1994, in conjunction with the acquisition of Insta-Care, the Company issued options to purchase shares of its Common Stock in exchange for each option then outstanding under the Insta-Care Holdings, Inc. First Employees Stock Option Plan (the "Insta-Care Plan"). During 1995, 40,448 of such options were exercised at prices ranging from $1.54 to $2.12 per share. At December 31, 1995, there were 53,266 options outstanding under the Insta-Care Plan at prices ranging from $1.54 to $2.12 per share, of which 26,928 were exercisable. No options are available for grant under the ATH Plan or the Insta-Care Plan.

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

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1995, 1994 and 1993 related to this plan were approximately $2,201,000, $1,790,000 and $1,493,000, respectively.

7. INCOME TAXES

     The provisions for taxes on income before extraordinary charge consist of the following for the years ended December 31 (in thousands):

                                                             1995        1994        1993
                                                           --------     -------     -------
    Federal:
      Current............................................  $ 17,518     $31,523     $19,115
      Deferred...........................................   (16,877)     (2,824)      3,373
    State:
      Current............................................     4,845       8,390       4,327
      Deferred...........................................    (3,517)        793       2,869
                                                           --------     -------     -------
                                                           $  1,969     $37,882     $29,684
                                                           ========     =======     =======

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

7. INCOME TAXES -- (CONTINUED)

     The Company had a negative annual effective tax rate of 32% for the year ended December 31, 1995, compared to annual effective tax rates of 33% and 34% for the years ended December 31, 1994 and 1993, respectively. The annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121. In addition, the Company's annual effective tax rates for 1994 and 1993 were lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes.

     A reconciliation of the provision for (benefit from) income taxes, computed at the statutory rate, to the Company's annual effective tax rate is summarized as follows (dollars in thousands):

                                                   1995             1994              1993
                                              --------------   ---------------   --------------
                                              AMOUNT      %     AMOUNT      %    AMOUNT      %
                                              -------    ---   --------    ---   -------    ---
    Tax (benefit) at statutory rate.........  $(2,154)    35   $ 40,178     35   $30,674     35
    Targeted jobs tax credits...............   (1,014)    17    (16,199)   (14)   (4,949)    (5)
    State tax provision, net................      863    (14)     6,130      5     4,346      5
    Amortization of intangibles.............    3,797    (62)       940      1       964      1
    Effect of ATH merger....................       --     --         --     --       810      1
    Other...................................      477     (8)     6,833      6    (2,161)    (3)
                                              -------    ---    -------    ---   -------     --
                                              $ 1,969    (32)  $ 37,882     33   $29,684     34
                                              =======    ===    =======    ===   =======     ==

     Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows (in thousands):

                                                   DECEMBER 31, 1995        DECEMBER 31, 1994
                                                 ---------------------    ---------------------
                                                  ASSET      LIABILITY     ASSET      LIABILITY
                                                 --------    ---------    --------    ---------
    Insurance reserves.........................  $ 53,333    $      --    $ 50,061    $      --
    Targeted jobs tax credit carryforwards.....    20,784           --      21,658           --
    Alternative minimum tax credit
      carryforwards............................    15,129           --      16,758           --
    Provision for dispositions.................    17,825        6,771      31,775        5,766
    Depreciation and amortization..............    25,395      143,267           6      147,451
    Operating supplies.........................        --       13,378          --       12,815
    Other......................................    23,666       22,511      24,565       24,612
                                                 --------     --------    --------     --------
                                                  156,132      185,927     144,823      190,644
    Valuation allowance........................        --           --        (198)          --
                                                 --------     --------    --------     --------
                                                 $156,132    $ 185,927    $144,625    $ 190,644
                                                 ========     ========    ========     ========

     At December 31, 1995, the Company had targeted jobs tax credit carryforwards of $20,784,000 for income tax purposes which expire in years 2005 through 2009. For financial reporting purposes, the targeted jobs tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. Due to taxable losses in prior years, future taxable income was not assumed and a valuation allowance of $198,000 for the year ended December 31, 1994 was recognized to offset the deferred tax assets related to those carryforwards. The valuation allowance was eliminated in 1995 due to the utilization of targeted jobs tax credits.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8. RELATED PARTY TRANSACTIONS

     On January 3, 1994, the Company redeemed the preferred stock and paid the holder of such stock approximately $18,000 of interest for the two days it remained outstanding in 1994. During 1993, the Company declared and paid all required quarterly dividends to the holder of its preferred stock which amounted to $1,000,000. An affiliate of the Company's former preferred stockholder provides investment services relating to certain of the Company's acquisitions and dispositions and has provided underwriting and placement services on the Company's public and private offerings. Fees paid by the Company for such services amounted to approximately $105,000, $745,000 and $2,180,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)
  Short-term Borrowings and Long-term Obligations (Including Current Portion)

     The carrying amounts of the Company's Revolver borrowings, 1994 Term Loan, Term Loan under the Bank Credit Facility, Nippon Term Loan, Medium Term Notes and certain other variable-rate borrowings approximate their fair values. The fair values of the remaining long-term obligations are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows (in thousands):

                                                       1995                     1994
                                              ----------------------    --------------------
                                              CARRYING       FAIR       CARRYING      FAIR
                                               AMOUNT        VALUE       AMOUNT      VALUE
                                              ---------    ---------    --------    --------
    Cash and cash equivalents...............  $  56,303    $  56,303    $ 67,964    $ 67,964
    Notes receivable, net (including current
      portion)..............................     49,375       51,800      46,705      47,000
    Beverly Indemnity funds.................     58,284       59,806      50,092      48,480
    REMIC investment........................     17,974       18,000      25,780      24,000
    Short-term borrowings...................     78,000       78,000          --          --
    Long-term obligations (including current
      portion)..............................  1,073,548    1,097,000     978,217     941,000

     In order to consummate certain dispositions and other transactions, the Company has agreed to guarantee the debt assumed or acquired by the purchaser or the performance under a lease, by the lessor. It was not practicable to estimate the fair value of the Company's off-balance sheet guarantees (See Note 5). The Company does not charge a fee for entering into such agreements and contracting with a financial institution to estimate such amounts could not be done without incurring excessive costs. In addition, unlike the Company, a financial institution would not be in a position to assume the underlying obligations and operate the nursing facilities collateralizing the obligations, which would significantly impact the calculation of the fair value of such off-balance sheet guarantees.

10. ADDITIONAL INFORMATION

     Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Effective January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS") and distributed certain of its wholly-owned subsidiaries to Beverly Delaware in an effort to better focus management's attention on specific services delivered by the Company within the long-term health care arena. Such subsidiaries included, among others, PCA, ATH, and Beverly Indemnity, Ltd. Beverly Delaware (the parent) provides financial, administrative and legal services to these subsidiaries, including BHRS, for which it charges management fees.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10. ADDITIONAL INFORMATION -- (CONTINUED)

     The following summarized financial information concerning BHRS is being reported because BHRS's 7 5/8% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly held. Beverly Delaware is co-obligor of these Debt Securities. Summary financial information for BHRS is as follows (in thousands):

                                                       YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          1995            1994            1993
                                                      ------------    ------------    ------------
    Total revenues..................................   $2,797,348      $2,985,107      $2,899,616
    Total costs and expenses........................    2,780,463       2,870,529       2,812,274
    Income before extraordinary charge..............        7,598          76,767          57,756
    Net income......................................        7,598          74,777          55,411

                                                         AS OF           AS OF
                                                      DECEMBER 31,    DECEMBER 31,
                                                          1995            1994
                                                      ------------    ------------
    Current assets..................................   $  421,641      $  577,307
    Long-term assets................................    1,365,413       1,695,216
    Current liabilities.............................      367,074         402,463
    Long-term liabilities...........................      709,515       1,071,276

                           BEVERLY ENTERPRISES, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994.

                                            1995                                                    1994
                    -----------------------------------------------------   -----------------------------------------------------
                      1ST        2ND        3RD        4TH        TOTAL       1ST        2ND        3RD        4TH        TOTAL
                    --------   --------   --------   --------   ---------   --------   --------   --------   --------   ---------
Total revenues....  $799,119   $793,637   $838,410   $811,615   $3,242,781  $720,425   $728,144   $766,667   $768,581   $2,983,817
                    ========   ========   ========   ========   ==========  ========   ========   ========   ========   ==========
Income (loss)
  before provision
  for (benefit
  from) income
  taxes and
  extraordinary
  charge..........  $ 26,692   $ 23,074   $ 39,965   $(95,885)  $  (6,154)  $ 22,559   $ 28,406   $ 35,069   $ 28,761   $ 114,795
Provision for
  (benefit from)
  income taxes....    10,143      8,768     15,187    (32,129)      1,969      7,444      9,374     11,573      9,491      37,882
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
Income (loss)
  before
  extraordinary
  charge..........    16,549     14,306     24,778    (63,756)     (8,123)    15,115     19,032     23,496     19,270      76,913
Extraordinary
  charge..........        --         --         --         --          --         --         --         --     (2,412)     (2,412)
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
Net income
  (loss)..........  $ 16,549   $ 14,306   $ 24,778   $(63,756)  $  (8,123)  $ 15,115   $ 19,032   $ 23,496   $ 16,858   $  74,501
                    ========   ========   ========   ========   ==========  ========   ========   ========   ========   ==========
Net income (loss)
  applicable to
  common shares...  $ 14,486   $ 12,244   $ 22,715   $(64,443)  $ (14,998)  $ 13,052   $ 16,970   $ 23,496   $ 14,796   $  66,251
                    ========   ========   ========   ========   ==========  ========   ========   ========   ========   ==========
Income (loss) per
  share of common
  stock:
  Before
    extraordinary
    charge........  $    .17   $    .14   $    .23   $   (.65)  $    (.16)  $    .15   $    .19   $    .24   $    .20   $     .79
  Extraordinary
    charge........        --         --         --         --          --         --         --         --       (.03)       (.03)
                    --------   --------   --------   --------   ----------  --------   --------   --------   --------   ----------
  Net income
    (loss)........  $    .17   $    .14   $    .23   $   (.65)  $    (.16)  $    .15   $    .19   $    .24   $    .17   $     .76
                    ========   ========   ========   ========   ==========  ========   ========   ========   ========   ==========
Common stock price
  range:
  High............  $  14.75   $  16.13   $  14.38   $  14.50               $  16.13   $  14.25   $  15.63   $  15.88
  Low.............  $  12.50   $  10.88   $  11.88   $   9.00               $  12.38   $  12.13   $  11.75   $  13.75

     The Company had a negative annual effective tax rate of 32% for the year ended December 31, 1995, compared to an annual effective tax rate of 33% for the same period in 1994. The annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121 (as defined herein). In addition, the 1994 annual effective tax rate was lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes.

     Where fully diluted earnings per share would be anti-dilutive, primary earnings per share was used.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 13, 1996, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 13, 1996, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 13, 1996, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 13, 1996, to be filed pursuant to Regulation 14A.

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

  (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated December 8, 1995, which reported under Item 5 that the Company would record a non-cash charge against 1995 fourth quarter earnings of $100 to $110 million before taxes, related primarily to the mandated adoption of Statement of Financial Accounting Standards No. 121.

     The Company filed a Current Report on Form 8-K, dated December 19, 1995, which reported under Item 5 that the Company would defer indefinitely plans to spin off any portion of Pharmacy Corporation of America, and filed under Item 7 the Company's press release dated December 19, 1995.

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

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                                  (ITEM 14(a))

                                                                                        PAGE
                                                                                        ----
1. Consolidated financial statements:
       Report of Ernst & Young LLP, Independent Auditors..............................   20
       Consolidated Balance Sheets at December 31, 1995 and 1994......................   21
       Consolidated Statements of Operations for each of the three years in the period
        ended December 31, 1995.......................................................   22
       Consolidated Statements of Stockholders' Equity for each of the three years in
        the period ended December 31, 1995............................................   23
       Consolidated Statements of Cash Flows for each of the three years in the period
        ended December 31, 1995.......................................................   24
       Notes to Consolidated Financial Statements.....................................   25
       Supplementary Data (Unaudited) -- Quarterly Financial Data.....................   41
2. Consolidated financial statement schedule for each of the three years in the period ended December 31, 1995:
       II -- Valuation and Qualifying Accounts........................................   44

     All other statements and schedules are omitted because they are either not applicable or the items do not exceed the various disclosure levels.

                           BEVERLY ENTERPRISES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                         CHARGED                     DUE TO
                                           BALANCE AT   (CREDITED)                ACQUISITIONS                 BALANCE
                                           BEGINNING        TO                        AND                      AT END
               DESCRIPTION                  OF YEAR     OPERATIONS   WRITE-OFFS   DISPOSITIONS    OTHER        OF YEAR
------------------------------------------ ----------   ----------   ----------   ------------   --------      -------
Year ended December 31, 1995:
  Allowance for doubtful accounts:
     Accounts receivable -- patient.......  $ 28,293     $  21,008    $ (30,326)    $  3,885     $     --      $22,860
     Accounts receivable -- nonpatient....     2,802        (1,919)         (70)          --           --          813*
     Notes receivable.....................     6,429        (3,200)         (61)       1,285          500        4,953
                                             -------      --------     --------     --------     --------      -------
                                            $ 37,524     $  15,889    $ (30,457)    $  5,170     $    500      $28,626
                                             =======      ========     ========     ========     ========      =======
  Valuation allowance on deferred tax
     assets...............................  $    198     $    (198)   $      --     $     --     $     --      $    --
                                             =======      ========     ========     ========     ========      =======
Year ended December 31, 1994:
  Allowance for doubtful accounts:
     Accounts receivable -- patient.......  $ 19,999     $  18,124    $ (20,109)    $ 10,339     $    (60)     $28,293
     Accounts receivable -- nonpatient....       343           233         (334)          --        2,560        2,802*
     Notes receivable.....................    10,440        (4,250)         (58)          --          297        6,429
                                             -------      --------     --------     --------     --------      -------
                                            $ 30,782     $  14,107    $ (20,501)    $ 10,339     $  2,797      $37,524
                                             =======      ========     ========     ========     ========      =======
  Accrued restructuring costs.............  $ 34,310     $  (2,400)   $      --     $(15,684)    $(16,226)(1)  $    --
                                             =======      ========     ========     ========     ========      =======
  Valuation allowance on deferred tax
     assets...............................  $ 15,097     $ (14,899)   $      --     $     --     $     --      $   198
                                             =======      ========     ========     ========     ========      =======
Year ended December 31, 1993:
  Allowance for doubtful accounts:
     Accounts receivable -- patient.......  $ 18,074     $  21,686    $ (21,820)    $  2,125     $    (66)     $19,999
     Accounts receivable -- nonpatient....     5,030           305         (701)          --       (4,291)         343
     Notes receivable.....................     7,364          (628)        (653)          --        4,357       10,440
                                             -------      --------     --------     --------     --------      -------
                                            $ 30,468     $  21,363    $ (23,174)    $  2,125     $     --      $30,782
                                             =======      ========     ========     ========     ========      =======
  Accrued restructuring costs.............  $ 48,053     $      --    $      --     $(11,713)    $ (2,030)     $34,310
                                             =======      ========     ========     ========     ========      =======
  Valuation allowance on deferred tax
     assets...............................  $ 17,611     $  (2,514)   $      --     $     --     $     --      $15,097
                                             =======      ========     ========     ========     ========      =======

---------------

 * Includes amounts classified in long-term other assets as well as current assets.

(1) Primarily relates to costs of relocating certain administrative, operational and management information system support functions.

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

 EXHIBIT
  NUMBER                                   DESCRIPTION
---------- ---------------------------------------------------------------------------
    3.1    Restated Certificate of Incorporation of Beverly Enterprises, Inc.
           (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s
           Current Report on Form 8-K dated July 31, 1987)
    3.2    By-Laws of Beverly Enterprises, Inc. (incorporated by reference to Exhibit
           3 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1992)
    4.1    Indenture dated as of February 1, 1996 between Beverly Enterprises, Inc.
           and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s
           9% Senior Notes due February 15, 2006
    4.2    Indenture dated as of August 1, 1993 between Beverly Enterprises, Inc. and
           Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s
           5 1/2% Convertible Subordinated Debentures due August 1, 2018, issuable upon exchange of Beverly Enterprises, Inc.'s $2.75 Cumulative Convertible
           Exchangeable Preferred Stock (the "Subordinated Debenture Indenture")
           (incorporated by reference to Exhibit 4.10 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
    4.3    Certificate of Designation, Powers, Preferences and Rights, and the
           Qualifications, Limitations or Restrictions Thereof, of the Series of
           Preferred Stock to be designated $2.75 Cumulative Convertible Exchangeable
           Preferred Stock of Beverly Enterprises, Inc. (the "$2.75 Certificate of
           Designation") (incorporated by reference to Exhibit 4.12 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1993)
    4.4    Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"),
           among Beverly Enterprises, Inc., Delaware Trust Company, as Corporate
           Trustee, and Richard N. Smith, as Individual Trustee, with respect to First
           Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1993)
    4.5    First Supplemental Indenture dated as of April 1, 1993 to the First
           Mortgage Bond Indenture, with respect to 8 3/4% First Mortgage Bonds due
           2008 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises,
           Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
    4.6    Second Supplemental Indenture dated as of July 1, 1993 to the First
           Mortgage Bond Indenture, with respect to 8 5/8% First Mortgage Bonds due
           2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.'s Current Report on
           Form 8-K dated July 15, 1993) (incorporated by reference to Exhibit 4.15 to
           Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)
    4.7    Indenture dated as of December 30, 1993 (the "Notes Indenture"), between
           Beverly Enterprises, Inc. and Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-3 filed on November 9,
           1993 (File No. 33-50965))
    4.8    First Supplemental Indenture dated as of December 30, 1993 to the Notes
           Indenture, with respect to 8 3/4% Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Current Report on Form 8-K
           dated January 4, 1994)

 EXHIBIT
  NUMBER                                   DESCRIPTION
---------  ---------------------------------------------------------------------
   4.9     Rights Agreement dated as of September 29, 1994, between Beverly
           Enterprises, Inc. and The Bank of New York, as Rights Agent
           (incorporated by reference to Exhibit 1 to Beverly Enterprises'
           Registration Statement on Form 8-A filed on October 18, 1994)
   4.10    Amendment, dated as of April 6, 1995, to the Rights Agreement between
           Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent
           (incorporated by reference to Exhibit 4.20 to Beverly Enterprises,
           Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
           1995)
                  In accordance with item 601(b)(4)(iii) of Regulation S-K,
                  certain instruments pertaining to Beverly Enterprises, Inc.'s long-term obligations have not been filed; copies thereof
                  will be furnished to the Securities and Exchange Commission upon request.
  10.1*    Amended and Restated 1981 Beverly Incentive Stock Option Plan
           (incorporated by reference to Post-Effective Amendment No. 2 on Form
           S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
           filed on July 31, 1987 (File No. 33-13243))
  10.2*    1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on July
           31, 1987 (File No. 33-13243))
  10.3*    Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term
           Incentive Stock Plan (the "1993 Plan") (as amended by Amendment No.1)
           (incorporated by reference to Exhibit 10.4 to Beverly Enterprises,
           Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
           1994)
  10.4*    Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Registration
           Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
  10.5*    Form of Other Stock Unit Agreement under the 1993 Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
            Registration Statement on Form S-4 filed on February 13, 1995 (File
           No. 33-57663))
  10.6*    Form of Phantom Unit Agreement under the 1993 Plan
  10.7*    Form of Performance Share Award Agreement under the 1993 Plan
  10.8*    Retirement Plan for Outside Directors (incorporated by reference to
           Exhibit 10.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form
           10-Q for the quarter ended June 30, 1993)
  10.9*    Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan
           (incorporated by reference to Exhibit 4.1 to Beverly Enterprises,
           Inc.'s Registration Statement on Form S-8 filed on September 21,
           1994 (File No. 33-55571))
  10.10*   Executive Medical Reimbursement Plan (incorporated by reference to
           Exhibit 10.5 to Beverly Enterprises, Inc.'s Annual Report on Form
            10-K for the year ended December 31, 1987)
  10.11*   Amended and Restated Beverly Enterprises, Inc. Executive Life
           Insurance Plan and Summary Plan Description (the "Executive Life
           Plan") (incorporated by reference to Exhibit 10.7 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
           December 31, 1993)
  10.12*   Amendment No. 1, effective September 29, 1994, to the Executive Life
           Plan (incorporated by reference to Exhibit 10.10 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on
           February 13, 1995 (File No. 33-57663))
  10.13*   Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
           quarter ended June 30, 1993)

 EXHIBIT
  NUMBER                                   DESCRIPTION
---------- ---------------------------------------------------------------------------
   10.14*  Amended and Restated Deferred Compensation Plan effective July 18, 1991
           (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.'s
           Annual Report on Form 10-K for the year ended December 31, 1991)
   10.15*  Amendment No. 1, effective September 29, 1994, to the Deferred Compensation
           Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises,
           Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File
           No. 33-57663))
   10.16*  Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to
           Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
           December 31, 1987)
   10.17*  Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement
           Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises,
           Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)
   10.18*  Amendment No. 2, effective as of December 12, 1991, to the Executive
           Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December
           31, 1991)
   10.19*  Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement
           Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises,
           Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
   10.20*  Amendment No. 4, effective as of January 1, 1993, to the Executive
           Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December
           31, 1994)
   10.21*  Amendment No. 5, effective as of September 29, 1994, to the Executive
           Retirement Plan (incorporated by reference to Exhibit 10.19 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December
           31, 1994)
   10.22*  Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.'s Quarterly Report on Form
           10-Q for the quarter ended June 30, 1987)
   10.23*  Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to
           Exhibit 19.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1987)
   10.24*  Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to
           Exhibit 19.6 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
           for the quarter ended September 30, 1987)
   10.25*  Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and
           Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-1 filed on January 18,
           1990 (File No. 33-33052))
   10.26*  Severance Plan for Corporate and Regional Employees effective December 1,
           1989 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to
           Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on
           February 26, 1990 (File No. 33-33052))
   10.27*  Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Registration Statement on
           Form S-1 filed on July 30, 1990 (File No. 33-36109))

 EXHIBIT
  NUMBER                                   DESCRIPTION
---------- ---------------------------------------------------------------------------
   10.28*  Form of Employment Contract, made as of December 8, 1995, between Beverly
           Enterprises, Inc. and David R. Banks
   10.29*  Form of Employment Contract, made as of December 8, 1995, between Beverly
           Enterprises, Inc. and Boyd W. Hendrickson
   10.30*  Form of Employment Contract, made as of December 8, 1995, between Beverly
           Enterprises, Inc. and Robert D. Woltil
   10.31*  Form of Change In Control Severance Agreement, made as of December 8, 1995, between Beverly Enterprises, Inc. and its Executive Vice Presidents
   10.32*  Form of Change In Control Severance Agreement, made as of December 8, 1995, between Beverly Enterprises, Inc. and certain of its officers
   10.33*  Form of Change In Control Severance Agreement, made as of December 8, 1995, between Beverly Enterprises, Inc. and David L. Redmond
   10.34*  Form of First Amendment to Change In Control Severance Agreement between
           Beverly Enterprises, Inc. and David L. Redmond
   10.35*  Form of Agreement between Beverly Enterprises, Inc. and Ronald C. Kayne
   10.36*  Form of Consulting Agreement, entered into as of June 1, 1995, between
           Beverly Enterprises, Inc. and Ronald C. Kayne
   10.37*  Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report
           on Form 10-K for the year ended December 31, 1992)
   10.38*  American Transitional Hospitals, Inc. 1993 Nonqualified Stock Option Plan
           assumed by Beverly Enterprises, Inc. (incorporated by reference to Exhibit
           10.39 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
           (Amendment No. 1) filed on August 5, 1994 (File No. 33-54501))
   10.39*  Stock Option Agreement between Beverly Enterprises, Inc. and Robert C.
           Crosby dated September 2, 1994 (incorporated by reference to Exhibit 4.4 to
           Beverly Enterprises, Inc.'s Registration Statement on Form S-8 filed on
           September 21, 1994 (File No. 33-55571))
   10.40   Master Lease Document -- General Terms and Conditions dated December 30,
           1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California
           Corporation's Annual Report on Form 10-K for the year ended December 31,
           1985)
   10.41   Agreement dated as of December 29, 1986 among Beverly California
           Corporation, Beverly Enterprises -- Texas, Inc., Stephens Inc. and Real
           Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly
           California Corporation's Current Report on Form 8-K dated December 30,
           1986) and letter agreement dated as of July 31, 1987 among Beverly
           Enterprises, Inc., Beverly California Corporation, Beverly Enterprises --
           Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.'s Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1987)
   10.42   Credit Agreement, dated as of March 24, 1992, among Beverly Enterprises,
           Inc., Beverly California Corporation, the Lenders listed therein, Bank of
           Montreal as Co-Agent, and The Long Term Credit Bank of Japan, Ltd. Los
           Angeles Agency as Agent (the "LTCB Credit Agreement") (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly Report
           on Form 10-Q for the quarter ended March 31, 1992)

 EXHIBIT
  NUMBER                                   DESCRIPTION
---------- ---------------------------------------------------------------------------
   10.43   Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
   10.44   Second Amendment dated as of May 11, 1992 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.23 to Beverly Enterprises, Inc.'s
           Annual Report on Form 10-K for the year ended December 31, 1992)
   10.45   Third Amendment dated as of March 1, 1993 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.24 to Beverly Enterprises, Inc.'s
           Annual Report on Form 10-K for the year ended December 31, 1992)
   10.46   Seventh Amendment dated as of May 2, 1994 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
   10.47   Eighth Amendment dated as of November 1, 1994 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.41 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.48   Ninth Amendment dated as of November 9, 1994 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.42 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.49   Tenth Amendment dated as of December 6, 1994 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.43 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.50   Eleventh Amendment dated as of March 27, 1995 to the LTCB Credit Agreement
           (incorporated by reference to Exhibit 10.44 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)
   10.51   Twelfth Amendment dated as of October 23, 1995 to the LTCB Credit Agreement
   10.52   Thirteenth Amendment dated as of September 29, 1995 to the LTCB Credit
           Agreement
   10.53   Fourteenth Amendment dated as of December 7, 1995 to the LTCB Credit
           Agreement
   10.54   Fifteenth Amendment dated as of February 12, 1996 to the LTCB Credit
           Agreement
   10.55   First Amendment and Restatement dated as of December 1, 1994 to Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding
           Corporation, Beverly California Corporation, the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed therein, Beverly Enterprises, Inc. and certain wholly-owned subsidiaries of Beverly Enterprises, Inc. which may become parties thereto (incorporated by reference to Exhibit 10.44 to
           Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
           February 13, 1995 (File No. 33-57663))
   10.56   Trust Indenture dated as of December 1, 1994 from Beverly Funding
           Corporation, as Issuer, to Chemical Bank, as Trustee (the "Chemical
           Indenture") (incorporated by reference to Exhibit 10.45 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.57   Series Supplement dated as of December 1, 1994 to the Chemical Indenture
           (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.58   Credit Agreement dated as of March 2, 1993 among Beverly Enterprises, Inc.,
           Beverly California Corporation, the Lenders listed therein, and the Nippon
           Credit Bank, Ltd. Los Angeles Agency as Agent (the "Nippon Credit
           Agreement") (incorporated by reference to Exhibit 10.29 to Beverly
           Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December
           31, 1992)

 EXHIBIT
  NUMBER                                   DESCRIPTION
---------- ---------------------------------------------------------------------------
   10.59   Second Amendment dated as of May 19, 1994 to the Nippon Credit Agreement
           (incorporated by reference to Exhibit 10.37 to Beverly Enterprises, Inc.'s
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
   10.60   Third Amendment dated as of November 1, 1994 to the Nippon Credit Agreement
           (incorporated by reference to Exhibit 10.49 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on February 13, 1995 (File No.
           33-57663))
   10.61   Fourth Amendment dated as of November 9, 1994 to the Nippon Credit
           Agreement (incorporated by reference to Exhibit 10.50 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.62   Fifth Amendment dated as of December 30, 1994 to the Nippon Credit
           Agreement (incorporated by reference to Exhibit 10.52 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1995)
   10.63   Sixth Amendment dated as of July 25, 1995 to the Nippon Credit Agreement
   10.64   Seventh Amendment dated as of September 29, 1995 to the Nippon Credit
           Agreement
   10.65   Eighth Amendment dated as of February 14, 1996 to the Nippon Credit
           Agreement
   10.66   Credit Agreement dated as of November 1, 1994 among Beverly California
           Corporation, Beverly Enterprises, Inc., the Banks listed therein, and
           Morgan Guaranty Trust Company of New York, as Issuing Bank and as Agent
           (the "Morgan Credit Agreement") (incorporated by reference to Exhibit 10.51 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
           February 13, 1995 (File No. 33-57663))
   10.67   First Amendment dated as of December 30, 1994 to the Morgan Credit
           Agreement (incorporated by reference to Exhibit 10.52 to Beverly
           Enterprises, Inc.'s Registration Statement on Form S-4 filed on February
           13, 1995 (File No. 33-57663))
   10.68   Second Amendment dated as of September 29, 1995 to the Morgan Credit
           Agreement
   10.69   Third Amendment dated as of February 12, 1996 to the Morgan Credit
           Agreement
   10.70   Data Processing Agreement, dated as of August 1, 1992, by and between
           Systematics Telecommunications Services, Inc. and Beverly California
           Corporation (incorporated by reference to Exhibit 10 to Beverly
           Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1992)
   10.71   Form of Employment Agreement executed by Robert C. Crosby and ATH at the time ATH became a wholly-owned subsidiary of Beverly Enterprises, Inc.
           (incorporated by reference to Exhibit 10.38 to Beverly Enterprises, Inc.'s
           Registration Statement on Form S-4 filed on July 8, 1994 (File No.
           33-54501))
   10.72   Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc.
           Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to
           Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on
           February 13, 1995 (File No. 33-57663))
   11.1    Computation of Net Income (Loss) Per Share for the years ended December 31,
           1995, 1994, 1993, 1992 and 1991
   21.1    Subsidiaries of Registrant
   23.1    Consent of Ernst & Young LLP, Independent Auditors
   27.1    Financial Data Schedule for the year ended December 31, 1995

---------------

* Exhibits 10.1 through 10.39 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant

Dated: March 25, 1996                       By:    /s/ DAVID R. BANKS
                                               -------------------------------
                                                       David R. Banks
                                                 Chairman of the Board, Chief
                                                Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

 /s/ DAVID R. BANKS              Chairman of the Board, Chief          March 25, 1996
------------------------         Executive Officer, and Director
     David R. Banks

 /s/ BOYD W. HENDRICKSON         President, Chief Operating            March 25, 1996
------------------------         Officer and Director
     Boyd W. Hendrickson

 /s/ SCOTT M. TABAKIN            Senior Vice President, Controller,    March 25, 1996
------------------------         Chief Accounting Officer
     Scott M. Tabakin            and Acting Chief Financial Officer


 /s/ BERYL F. ANTHONY, JR.       Director                              March 25, 1996
------------------------
     Beryl F. Anthony, Jr.

 /s/ JAMES R. GREENE             Director                              March 25, 1996
------------------------
     James R. Greene

 /s/ EDITH E. HOLIDAY            Director                              March 25, 1996
------------------------
     Edith E. Holiday

 /s/ JON E. M. JACOBY            Director                              March 25, 1996
------------------------
     Jon E. M. Jacoby

                                 Director                              March 25, 1996
------------------------
 Risa J. Lavizzo-Mourey

                                 Director                              March 25, 1996
------------------------
     Louis W. Menk

 /s/ MARILYN R. SEYMANN          Director                              March 25, 1996
------------------------
     Marilyn R. Seymann

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                                 DESCRIPTION                                  PAGE
---------- -----------------------------------------------------------------------------------
    3.1    -- Restated Certificate of Incorporation of Beverly Enterprises, Inc.
              (incorporated by reference to Exhibit 4.1 to Beverly Enterprises,
              Inc.'s Current Report on Form 8-K dated July 31, 1987)
    3.2    -- By-Laws of Beverly Enterprises, Inc. (incorporated by reference to
              Exhibit 3 to Beverly Enterprises, Inc.'s Quarterly Report on Form
              10-Q for the quarter ended June 30, 1992)
    4.1    -- Indenture dated as of February 1, 1996 between Beverly Enterprises,
              Inc. and Chemical Bank, as Trustee, with respect to Beverly
              Enterprises, Inc.'s 9% Senior Notes due February 15, 2006
    4.2    -- Indenture dated as of August 1, 1993 between Beverly Enterprises,
              Inc. and Chemical Bank, as Trustee, with respect to Beverly
              Enterprises, Inc.'s 5 1/2% Convertible Subordinated Debentures due
              August 1, 2018, issuable upon exchange of Beverly Enterprises, Inc.'s
              $2.75 Cumulative Convertible Exchangeable Preferred Stock (the
              "Subordinated Debenture Indenture") (incorporated by reference to
              Exhibit 4.10 to Beverly Enterprises, Inc.'s Quarterly Report on Form
              10-Q for the quarter ended June 30, 1993)
    4.3    -- Certificate of Designation, Powers, Preferences and Rights, and the
              Qualifications, Limitations or Restrictions Thereof, of the Series of
              Preferred Stock to be designated $2.75 Cumulative Convertible
              Exchangeable Preferred Stock of Beverly Enterprises, Inc. (the "$2.75
              Certificate of Designation") (incorporated by reference to Exhibit
              4.12 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for
              the quarter ended June 30, 1993)
    4.4    -- Indenture dated as of April 1, 1993 (the "First Mortgage Bond
              Indenture"), among Beverly Enterprises, Inc., Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee,
              with respect to First Mortgage Bonds (incorporated by reference to
              Exhibit 4.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form
              10-Q for the quarter ended March 31, 1993)
    4.5    -- First Supplemental Indenture dated as of April 1, 1993 to the First
              Mortgage Bond Indenture, with respect to 8 3/4% First Mortgage Bonds due 2008 (incorporated by reference to Exhibit 4.2 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)
    4.6    -- Second Supplemental Indenture dated as of July 1, 1993 to the First
              Mortgage Bond Indenture, with respect to 8 5/8% First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.'s Current
              Report on Form 8-K dated July 15, 1993) (incorporated by reference to
              Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly Report on Form
              10-Q for the quarter ended June 30, 1993)
    4.7    -- Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and Boatmen's Trust Company, as
              Trustee, with respect to the Notes (incorporated by reference to
              Exhibit 4.2 to Beverly Enterprises, Inc.'s Registration Statement on
              Form S-3 filed on November 9, 1993 (File No. 33-50965))
    4.8    -- First Supplemental Indenture dated as of December 30, 1993 to the
              Notes Indenture, with respect to 8 3/4% Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Current
              Report on Form 8-K dated January 4, 1994)

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                                 DESCRIPTION                                  PAGE
---------- -----------------------------------------------------------------------------------
    4.9    -- Rights Agreement dated as of September 29, 1994, between Beverly
              Enterprises, Inc. and The Bank of New York, as Rights Agent
              (incorporated by reference to Exhibit 1 to Beverly Enterprises'
              Registration Statement on Form 8-A filed on October 18, 1994)
    4.10   -- Amendment, dated as of April 6, 1995, to the Rights Agreement between
              Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent
              (incorporated by reference to Exhibit 4.20 to Beverly Enterprises,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
              1995)
           In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.'s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.
   10.1*   -- Amended and Restated 1981 Beverly Incentive Stock Option Plan
              (incorporated by reference to Post-Effective Amendment No. 2 on Form
              S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
              filed on July 31, 1987 (File No. 33-13243))
   10.2*   -- 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on July
              31, 1987 (File No. 33-13243))
   10.3*   -- Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term
              Incentive Stock Plan (the "1993 Plan") (as amended by Amendment No.
              1) (incorporated by reference to Exhibit 10.4 to Beverly Enterprises,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
              1994)
   10.4*   -- Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Registration
              Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.5*   -- Form of Other Stock Unit Agreement under the 1993 Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
              Registration Statement on Form S-4 filed on February 13, 1995 (File
              No. 33-57663))
   10.6*   -- Form of Phantom Unit Agreement under the 1993 Plan
   10.7*   -- Form of Performance Share Award Agreement under the 1993 Plan
   10.8*   -- Retirement Plan for Outside Directors (incorporated by reference to
              Exhibit 10.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form
              10-Q for the quarter ended June 30, 1993)
   10.9*   -- Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan
              (incorporated by reference to Exhibit 4.1 to Beverly Enterprises,
              Inc.'s Registration Statement on Form S-8 filed on September 21, 1994
              (File No. 33-55571))
   10.10*  -- Executive Medical Reimbursement Plan (incorporated by reference to
              Exhibit 10.5 to Beverly Enterprises, Inc.'s Annual Report on Form
              10-K for the year ended December 31, 1987)
   10.11*  -- Amended and Restated Beverly Enterprises, Inc. Executive Life
              Insurance Plan and Summary Plan Description (the "Executive Life
              Plan") (incorporated by reference to Exhibit 10.7 to Beverly
              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1993)

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                                 DESCRIPTION                                  PAGE
---------- -----------------------------------------------------------------------------------
   10.12*  -- Amendment No. 1, effective September 29, 1994, to the Executive Life
              Plan (incorporated by reference to Exhibit 10.10 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.13*  -- Executive Physicals Policy (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1993)
   10.14*  -- Amended and Restated Deferred Compensation Plan effective July 18,
              1991 (incorporated by reference to Exhibit 10.6 to Beverly
              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1991)
   10.15*  -- Amendment No. 1, effective September 29, 1994, to the Deferred
              Compensation Plan (incorporated by reference to Exhibit 10.13 to
              Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.16*  -- Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the
              year ended December 31, 1987)
   10.17*  -- Amendment No. 1, effective as of July 1, 1991, to the Executive
              Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly
              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1991)
   10.18*  -- Amendment No. 2, effective as of December 12, 1991, to the Executive
              Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly
              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1991)
   10.19*  -- Amendment No. 3, effective as of July 31, 1992, to the Executive
              Retirement Plan (incorporated by reference to Exhibit 10.10 to
              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
   10.20*  -- Amendment No. 4, effective as of January 1, 1993, to the Executive
              Retirement Plan (incorporated by reference to Exhibit 10.18 to
              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)
   10.21*  -- Amendment No. 5, effective as of September 29, 1994, to the Executive
              Retirement Plan (incorporated by reference to Exhibit 10.19 to
              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)
   10.22*  -- Form of Indemnification Agreement between Beverly Enterprises, Inc.
              and its officers, directors and certain of its employees
              (incorporated by reference to Exhibit 19.14 to Beverly Enterprises,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
              1987)
   10.23*  -- Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights
              (incorporated by reference to Exhibit 19.5 to Beverly Enterprises,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended September
              30, 1987)
   10.24*  -- Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights
              (incorporated by reference to Exhibit 19.6 to Beverly Enterprises,
              Inc.'s Quarterly Report on Form 10-Q for the quarter ended September
              30, 1987)

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                                 DESCRIPTION                                  PAGE
---------- -----------------------------------------------------------------------------------
   10.25*  -- Agreement dated December 29, 1986 between Beverly Enterprises, Inc.
              and Stephens Inc. (incorporated by reference to Exhibit 10.20 to
              Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))
   10.26*  -- Severance Plan for Corporate and Regional Employees effective
              December 1, 1989 (incorporated by reference to Exhibit 10.21 to
              Amendment No. 1 to Beverly Enterprises, Inc.'s Registration Statement
              on Form S-1 filed on February 26, 1990 (File No. 33-33052))
   10.27*  -- Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s
              Registration Statement on Form S-1 filed on July 30, 1990 (File No.
              33-36109))
   10.28*  -- Form of Employment Contract, made as of December 8, 1995, between
              Beverly Enterprises, Inc. and David R. Banks
   10.29*  -- Form of Employment Contract, made as of December 8, 1995, between
              Beverly Enterprises, Inc. and Boyd W. Hendrickson
   10.30*  -- Form of Employment Contract, made as of December 8, 1995, between
              Beverly Enterprises, Inc. and Robert D. Woltil
   10.31*  -- Form of Change In Control Severance Agreement, made as of December 8,
              1995, between Beverly Enterprises, Inc. and its Executive Vice
              Presidents
   10.32*  -- Form of Change In Control Severance Agreement, made as of December 8,
              1995, between Beverly Enterprises, Inc. and certain of its officers
   10.33*  -- Form of Change In Control Severance Agreement, made as of December 8,
              1995, between Beverly Enterprises, Inc. and David L. Redmond
   10.34*  -- Form of First Amendment to Change In Control Severance Agreement
              between Beverly Enterprises, Inc. and David L. Redmond
   10.35*  -- Form of Agreement between Beverly Enterprises, Inc. and Ronald C.
              Kayne
   10.36*  -- Form of Consulting Agreement, entered into as of June 1, 1995, between Beverly Enterprises, Inc. and Ronald C. Kayne
   10.37*  -- Beverly Enterprises Company Car Policy effective May 1, 1988
              (incorporated by reference to Exhibit 10.18 to Beverly Enterprises,
              Inc.'s Annual Report on Form 10-K for the year ended December 31,
              1992)
   10.38*  -- American Transitional Hospitals, Inc. 1993 Nonqualified Stock Option
              Plan assumed by Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.39 to Beverly Enterprises, Inc.'s Registration
              Statement on Form S-4 (Amendment No. 1) filed on August 5, 1994 (File
              No. 33-54501))
   10.39*  -- Stock Option Agreement between Beverly Enterprises, Inc. and Robert
              C. Crosby dated September 2, 1994 (incorporated by reference to
              Exhibit 4.4 to Beverly Enterprises, Inc.'s Registration Statement on
              Form S-8 filed on September 21, 1994 (File No. 33-55571))
   10.40   -- Master Lease Document -- General Terms and Conditions dated December
              30, 1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment
              Properties, Inc. as lessor (incorporated by reference to Exhibit
              10.12 to Beverly California Corporation's Annual Report on Form 10-K
              for the year ended December 31, 1985)

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                                 DESCRIPTION                                  PAGE
---------- -----------------------------------------------------------------------------------
   10.41   -- Agreement dated as of December 29, 1986 among Beverly California
              Corporation, Beverly Enterprises -- Texas, Inc., Stephens Inc. and
              Real Properties, Inc. (incorporated by reference to Exhibit 28 to
              Beverly California Corporation's Current Report on Form 8-K dated
              December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation,
              Beverly Enterprises -- Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)
   10.42   -- Credit Agreement, dated as of March 24, 1992, among Beverly
              Enterprises, Inc., Beverly California Corporation, the Lenders listed therein, Bank of Montreal as Co-Agent, and The Long Term Credit Bank
              of Japan, Ltd. Los Angeles Agency as Agent (the "LTCB Credit
              Agreement") (incorporated by reference to Exhibit 10.2 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
   10.43   -- Amendment No. 1 dated as of April 7, 1992 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.3 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1992)
   10.44   -- Second Amendment dated as of May 11, 1992 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.23 to Beverly
              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1992)
   10.45   -- Third Amendment dated as of March 1, 1993 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.24 to Beverly
              Enterprises, Inc.'s Annual Report on Form 10-K for the year ended
              December 31, 1992)
   10.46   -- Seventh Amendment dated as of May 2, 1994 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.31 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
   10.47   -- Eighth Amendment dated as of November 1, 1994 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.41 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.48   -- Ninth Amendment dated as of November 9, 1994 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.42 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.49   -- Tenth Amendment dated as of December 6, 1994 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.43 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.50   -- Eleventh Amendment dated as of March 27, 1995 to the LTCB Credit
              Agreement (incorporated by reference to Exhibit 10.44 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)
   10.51   -- Twelfth Amendment dated as of October 23, 1995 to the LTCB Credit
              Agreement
   10.52   -- Thirteenth Amendment dated as of September 29, 1995 to the LTCB
              Credit Agreement
   10.53   -- Fourteenth Amendment dated as of December 7, 1995 to the LTCB Credit
              Agreement

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                                 DESCRIPTION                                  PAGE
---------- -----------------------------------------------------------------------------------
   10.54   -- Fifteenth Amendment dated as of February 12, 1996 to the LTCB Credit
              Agreement
   10.55   -- First Amendment and Restatement dated as of December 1, 1994 to
              Master Sale and Servicing Agreement dated as of December 1, 1990 among Beverly Funding Corporation, Beverly California Corporation,
              the wholly-owned subsidiaries of Beverly Enterprises, Inc. listed therein, Beverly Enterprises, Inc. and certain wholly-owned subsidiaries of Beverly Enterprises, Inc. which may become parties thereto (incorporated by reference to Exhibit 10.44 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.56   -- Trust Indenture dated as of December 1, 1994 from Beverly Funding
              Corporation, as Issuer, to Chemical Bank, as Trustee (the "Chemical
              Indenture") (incorporated by reference to Exhibit 10.45 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.57   -- Series Supplement dated as of December 1, 1994 to the Chemical
              Indenture (incorporated by reference to Exhibit 10.46 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.58   -- Credit Agreement dated as of March 2, 1993 among Beverly Enterprises,
              Inc., Beverly California Corporation, the Lenders listed therein, and the Nippon Credit Bank, Ltd. Los Angeles Agency as Agent (the "Nippon
              Credit Agreement") (incorporated by reference to Exhibit 10.29 to
              Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)
   10.59   -- Second Amendment dated as of May 19, 1994 to the Nippon Credit
              Agreement (incorporated by reference to Exhibit 10.37 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)
   10.60   -- Third Amendment dated as of November 1, 1994 to the Nippon Credit
              Agreement (incorporated by reference to Exhibit 10.49 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.61   -- Fourth Amendment dated as of November 9, 1994 to the Nippon Credit
              Agreement (incorporated by reference to Exhibit 10.50 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.62   -- Fifth Amendment dated as of December 30, 1994 to the Nippon Credit
              Agreement (incorporated by reference to Exhibit 10.52 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)
   10.63   -- Sixth Amendment dated as of July 25, 1995 to the Nippon Credit
              Agreement
   10.64   -- Seventh Amendment dated as of September 29, 1995 to the Nippon Credit
              Agreement
   10.65   -- Eighth Amendment dated as of February 14, 1996 to the Nippon Credit
              Agreement
   10.66   -- Credit Agreement dated as of November 1, 1994 among Beverly
              California Corporation, Beverly Enterprises, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Issuing
              Bank and as Agent (the "Morgan Credit Agreement") (incorporated by reference to Exhibit 10.51 to Beverly Enterprises, Inc.'s
              Registration Statement on Form S-4 filed on February 13, 1995 (File
              No. 33-57663))

                                                                                   SEQUENTIALLY
 EXHIBIT                                                                            NUMBERED
  NUMBER                                 DESCRIPTION                                  PAGE
---------- -----------------------------------------------------------------------------------
   10.67   -- First Amendment dated as of December 30, 1994 to the Morgan Credit
              Agreement (incorporated by reference to Exhibit 10.52 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on
              February 13, 1995 (File No. 33-57663))
   10.68   -- Second Amendment dated as of September 29, 1995 to the Morgan Credit
              Agreement
   10.69   -- Third Amendment dated as of February 12, 1996 to the Morgan Credit
              Agreement
   10.70   -- Data Processing Agreement, dated as of August 1, 1992, by and between
              Systematics Telecommunications Services, Inc. and Beverly California
              Corporation (incorporated by reference to Exhibit 10 to Beverly
              Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)
   10.71   -- Form of Employment Agreement executed by Robert C. Crosby and ATH at the time ATH became a wholly-owned subsidiary of Beverly Enterprises,
              Inc. (incorporated by reference to Exhibit 10.38 to Beverly
              Enterprises, Inc.'s Registration Statement on Form S-4 filed on July
              8, 1994 (File No. 33-54501))
   10.72   -- Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc.
              Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4
              filed on February 13, 1995 (File No. 33-57663))
   11.1    -- Computation of Net Income (Loss) Per Share for the years ended
              December 31, 1995, 1994, 1993, 1992 and 1991
   21.1    -- Subsidiaries of Registrant
   23.1    -- Consent of Ernst & Young LLP, Independent Auditors
   27.1    -- Financial Data Schedule for the year ended December 31, 1995

---------------

* Exhibits 10.1 through 10.39 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.