Form 10-Q
period 1996-03-31
BEVERLY ENTERPRISES INC /DE/
filed 1996-05-15
CIK 812305

================================================================================
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

 ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        __________ TO __________


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


       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT APRIL 30, 1996 -- 100,051,266

- --------------------------------------------------------------------------------
================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1996

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                    PAGE
                                                                                   ----
          Item 1.  Financial Statements (Unaudited)
                       Condensed Consolidated Balance Sheets ...................    2
                       Condensed Consolidated Statements of Income .............    3
                       Condensed Consolidated Statements of Cash Flows .........    4
                       Notes to Condensed Consolidated Financial Statements ....    5
          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .......................    7

PART II -- OTHER INFORMATION

          Item 1.  Legal Proceedings ...........................................   10
          Item 6.  Exhibits and Reports on Form 8-K ............................   10

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995

                             (DOLLARS IN THOUSANDS)

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      1996            1995
                                                                                   -----------    -----------
                                                                                   (UNAUDITED)      (NOTE)
                                    ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $    50,054    $    56,303
   Accounts receivable - patient, less allowance for doubtful accounts:
     1996--$26,809; 1995--$22,860 ..............................................       523,727        514,820
   Accounts receivable - nonpatient, less allowance for doubtful accounts:
     1996--$684; 1995--$497 ....................................................        11,810         15,995
   Notes receivable ............................................................         5,752          7,460
   Operating supplies ..........................................................        57,270         59,109
   Deferred income taxes .......................................................        24,056         24,892
   Prepaid expenses and other ..................................................        37,412         38,013
                                                                                   -----------    -----------
      Total current assets .....................................................       710,081        716,592
Property and equipment, net of accumulated depreciation and amortization:
    1996--$596,692; 1995--$581,025 .............................................     1,196,926      1,189,985
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1996--$4,931; 1995--$4,953 ...............................................        40,999         41,915
   Designated and restricted funds .............................................        58,941         57,082
   Goodwill, net ...............................................................       384,146        380,681
   Operating and leasehold rights and licenses, net ............................        17,679         18,086
   Other, net ..................................................................       101,674        102,120
                                                                                   -----------    -----------
      Total other assets .......................................................       603,439        599,884
                                                                                   -----------    -----------
                                                                                   $ 2,510,446    $ 2,506,461
                                                                                   ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $   130,191    $   155,385
   Short-term borrowings .......................................................        29,000         78,000
   Accrued wages and related liabilities .......................................       153,187        134,391
   Accrued interest ............................................................        13,812         10,261
   Other accrued liabilities ...................................................        84,136         88,869
   Current portion of long-term obligations ....................................        37,447         84,639
   Income taxes payable ........................................................         1,607           --
                                                                                   -----------    -----------
      Total current liabilities ................................................       449,380        551,545
Long-term obligations ..........................................................     1,083,775        988,909
Deferred income taxes payable ..................................................        57,156         54,687
Other liabilities and deferred items ...........................................        84,525         90,987
Commitments and contingencies
Stockholders' equity:
   Common stock, shares issued:  1996--103,893,435; 1995--102,618,241 ..........        10,389         10,262
   Additional paid-in capital ..................................................       768,003        766,549
   Retained earnings ...........................................................        97,353         83,657
   Treasury stock, at cost:  3,972,208 shares ..................................       (40,135)       (40,135)
                                                                                   -----------    -----------
      Total stockholders' equity ...............................................       835,610        820,333
                                                                                   -----------    -----------
                                                                                   $ 2,510,446    $ 2,506,461
                                                                                   ===========    ===========

NOTE: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                        1996        1995
                                                     ---------   ---------
Net operating revenues ...........................   $ 811,047   $ 795,619
Interest income ..................................       3,460       3,500
                                                     ---------   ---------
      Total revenues .............................     814,507     799,119
Costs and expenses:
  Operating and administrative:
     Wages and related ...........................     449,995     417,433
     Other .......................................     293,484     308,541
  Interest .......................................      23,145      20,549
  Depreciation and amortization ..................      25,056      25,904
                                                     ---------   ---------
      Total costs and expenses ...................     791,680     772,427
                                                     ---------   ---------
Income before provision for income taxes .........      22,827      26,692
Provision for income taxes .......................       9,131      10,143
                                                     ---------   ---------
Net income .......................................   $  13,696   $  16,549
                                                     =========   =========

Net income applicable to common shares ...........   $  13,696   $  14,486
                                                     =========   =========

Net income per share of common stock .............   $    0.14   $    0.17
                                                     =========   =========

Shares used to compute net income per share ......      99,978      87,304
                                                     =========   =========



     Net income per share of common stock for the three months ended March 31, 1996 and 1995 were computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. For the three months ended March 31, 1995, net income applicable to common shares was computed by deducting preferred stock dividends from net income. During the fourth quarter of 1995, the Company exchanged its cumulative convertible exchangeable preferred stock into 5 1/2% convertible subordinated debentures.


                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                      1996          1995
                                                                                                   ----------    ----------
Cash flows from operating activities:
      Net income ...............................................................................   $   13,696    $   16,549
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .........................................................       25,056        25,904
         Provision for reserves and discounts on patient, notes and other receivables, net .....        6,550         2,455
         Amortization of deferred financing costs ..............................................        1,893         1,078
         Gains on dispositions of facilities and other assets, net .............................       (2,212)         --
         Deferred taxes ........................................................................        3,264         1,070
         Net decrease in insurance related accounts ............................................       (7,131)       (1,962)
         Changes in operating assets and liabilities, net of acquisitions and dispositions:
             Accounts receivable - patient .....................................................      (16,211)      (43,172)
             Operating supplies ................................................................        1,610           794
             Prepaid expenses and other receivables ............................................       (1,162)       (1,612)
             Accounts payable and other accrued expenses .......................................       (5,166)       12,857
             Income taxes payable ..............................................................       10,509         6,694
             Other, net ........................................................................         (440)         (221)
                                                                                                   ----------    ----------
                Total adjustments ..............................................................       16,560         3,885
                                                                                                   ----------    ----------
                Net cash provided by operating activities ......................................       30,256        20,434
Cash flows from investing activities:
      Proceeds from dispositions of facilities and other assets ................................        6,692         1,032
      Payments for acquisitions, net of cash acquired ..........................................      (10,630)      (12,117)
      Collections on notes receivable and REMIC investment .....................................        3,425         6,421
      Capital expenditures .....................................................................      (43,497)      (28,040)
      Construction and development in progress, net ............................................       14,291          (555)
      Other, net ...............................................................................       (4,016)       (9,187)
                                                                                                   ----------    ----------
                Net cash used for investing activities .........................................      (33,735)      (42,446)
Cash flows from financing activities:
      Revolver borrowings ......................................................................      284,000       114,000
      Repayments of Revolver borrowings ........................................................     (333,000)     (109,000)
      Proceeds from issuance of long-term obligations ..........................................      180,000          --
      Repayments of long-term obligations ......................................................     (128,673)      (11,196)
      Proceeds from exercise of stock options ..................................................          361           264
      Deferred financing costs .................................................................       (5,242)         (241)
      Dividends paid on preferred stock ........................................................         (688)       (2,063)
      Proceeds from designated funds, net ......................................................          472           287
                                                                                                   ----------    ----------
                Net cash used for financing activities .........................................       (2,770)       (7,949)
                                                                                                   ----------    ----------
Net decrease in cash and cash equivalents ......................................................       (6,249)      (29,961)
Cash and cash equivalents at beginning of period ...............................................       56,303        67,964
                                                                                                   ----------    ----------
Cash and cash equivalents at end of period .....................................................   $   50,054    $   38,003
                                                                                                   ==========    ==========

Supplemental schedule of cash flow information:
    Cash paid (received) during the period for:
      Interest (net of amounts capitalized) ....................................................   $   17,701    $   19,148
      Income tax payments (refunds), net .......................................................       (4,642)        2,379

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                  (UNAUDITED)


     (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

     Certain prior year amounts have been reclassified to conform with the 1996 presentation.

     (ii) The provisions for income taxes for the three months ended March 31, 1996 and 1995 were based on estimated annual effective tax rates of 40% and 38%, respectively. The Company's estimated annual effective tax rates for 1996 and 1995 are different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The Company's estimated annual effective tax rate increased to 40% in 1996 primarily as a result of amortization of nondeductible goodwill. The provisions for income taxes consist of the following for the three months ended March 31 (in thousands):

                                                            1996          1995
                                                          --------      --------
     Federal:
          Current ..................................      $  4,553      $  7,114
          Deferred .................................         2,765           894

     State:
          Current ..................................         1,314         1,959
          Deferred .................................           499           176
                                                          --------      --------

                                                          $  9,131      $ 10,143
                                                          ========      ========

     (iii) During the three months ended March 31, 1996, the Company purchased two previously leased nursing facilities (284 beds) and certain other assets for approximately $10,700,000 cash. Also during such period, the Company sold or terminated the leases on 37 nursing facilities (2,062 beds) for cash proceeds of approximately $9,800,000 (approximately $3,300,000 of which was included in accounts receivable-nonpatient at March 31, 1996 and was received in April 1996). The Company recognized net pre-tax gains during the first quarter of 1996 of approximately $2,200,000 as a result of these dispositions. The operations of these facilities were immaterial to the Company's financial position and results of operations.

     (iv) In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities under its 1994 Term Loan, approximately $28,000,000 to prepay certain scheduled maturities under its 1992

                           BEVERLY ENTERPRISES, INC.

                                 MARCH 31, 1996

                                  (UNAUDITED)


Term Loan, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants.

     In May 1996, the Company filed a Registration Statement covering $200,000,000 of debt securities, shares of preferred stock, shares of Common Stock and warrants to purchase Common Stock which may be offered, separately or together, in separate series in amounts, at prices and on terms to be determined at the time of sale. The net proceeds from the offerings are anticipated to be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, repayments of indebtedness and acquisitions.

     (v) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

     (vi) Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly
Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Effective January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS") and distributed certain of its wholly-owned subsidiaries to Beverly Delaware in an effort to better focus management's attention on specific services delivered by the Company within the long-term healthcare arena. Such subsidiaries included, among others, Pharmacy Corporation of America, American Transitional Hospitals, Inc. and Beverly Indemnity, Ltd. Beverly Delaware (the parent) provides financial, administrative and legal services to these subsidiaries, including BHRS, for which it charges management fees.

     The following summarized unaudited financial information concerning BHRS is being reported because BHRS's 7 5/8% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly held. Beverly Delaware is co-obligor of the Debt Securities. Summary unaudited financial information for BHRS is as follows (in thousands):

                                               THREE MONTHS ENDED  THREE MONTHS ENDED
                                                 MARCH 31, 1996       MARCH 31, 1995
                                               ------------------  ------------------
         Total revenues ....................          $680,273          $702,738
         Total costs and expenses ..........           658,740           681,832
         Net income ........................            12,920            12,652


                                                    AS OF                AS OF
                                                MARCH 31, 1996     DECEMBER 31, 1995
                                                --------------     -----------------
         Current assets ................          $  423,640          $  421,641
         Long-term assets ..............           1,366,019           1,365,413
         Current liabilities ...........             262,694             367,074
         Long-term liabilities .........             799,956             709,515

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1996

                                  (UNAUDITED)


GENERAL

     Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for the federal and certain state governments. Although no comprehensive healthcare, Medicare or Medicaid reform legislation has yet been implemented, pressures to contain costs and the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the healthcare delivery system. In November 1995, Congress passed the Seven Year Balanced Budget Reconciliation Act of 1995 (the "1995 Balanced Budget Act") providing for, among other things, the reshaping of the Medicare and Medicaid programs. In December 1995, President Clinton vetoed the 1995 Balanced Budget Act and proposed alternative Medicare and Medicaid legislation. Each of the legislative proposals offered by the President and Congress provide for significant reductions in the overall rate of Medicare and Medicaid spending growth. There is active discussion concerning this proposed legislation and the form of any final legislation signed into law could differ significantly from current proposals. The impact of currently proposed legislation on the Company is not readily determinable. However, in their currently proposed form, such legislation could have a material adverse effect on the Company's future financial position, results of operations and cash flows.

     The Company's future operating performance will continue to be affected by the issues facing the long-term healthcare industry as a whole, including the maintenance of occupancy, its ability to continue to expand higher margin businesses, the availability of nursing, therapy and other personnel, the adequacy of funding of governmental reimbursement programs, the demand for nursing home care and the nature of any healthcare reform measures that may be taken by the federal government, as discussed above, as well as by any state governments. The Company's ability to control costs, including its wages and related expenses which continue to rise and represent the largest component of the Company's operating and administrative expenses, will also significantly impact its future operating results.

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

OPERATING RESULTS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

     Net income was $13,696,000 for the first quarter of 1996, as compared to net income of $16,549,000 for the same period in 1995. Income before provision for income taxes was $22,827,000 for the first quarter of 1996, as compared to $26,692,000 for the same period in 1995. The Company's estimated annual effective tax rate increased to 40% in 1996, compared to 38% in 1995, primarily as a result of amortization of nondeductible goodwill.

  Net operating revenues and operating and administrative costs increased approximately $15,400,000 and $17,500,000, respectively, for the first quarter of 1996, as compared to the same period in 1995. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the quarters ended March 31, 1996 and 1995 ("same facility operations") of approximately $5,900,000 and $14,100,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $37,100,000 and $31,200,000, respectively, related to the expanded operations of American Transitional Hospitals, Inc. and the acquisition of Pharmacy Management Services, Inc. in mid-1995; and

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1996

                                  (UNAUDITED)

decreases in net operating revenues and operating and administrative costs of approximately $27,600,000 and $27,800,000, respectively, due to the disposition of, or lease terminations on, 37 facilities in 1996 and 29 facilities in 1995.

     The increase in net operating revenues for same facility operations for the first quarter of 1996, as compared to the same period in 1995, was due to the following: approximately $37,300,000 due primarily to increases in Medicare room and board rates, and to a lesser extent, private and Medicaid room and board rates; and approximately $5,600,000 due to one additional calendar day for the first quarter of 1996, as compared to the same period in 1995. These increases in net operating revenues were partially offset by approximately $21,700,000 due to decreases in ancillary revenues primarily due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services; approximately $8,600,000 due to a decrease in same facility occupancy to 87.8% for the first quarter of 1996, as compared to 89.3% for the same period in 1995; approximately $3,600,000 due to decreases in pharmacy-related revenues primarily related to changes in pricing and service levels at Pharmacy Corporation of America; and approximately $3,100,000 due to various other items.

     The increase in operating and administrative costs for same facility operations for the first quarter of 1996, as compared to the same period in 1995, was due to the following: approximately $34,500,000 of increased wages and related expenses (excluding pharmacy) principally due to the hiring of therapists on staff as opposed to contracting for their services, higher wages and greater benefits required to attract and retain qualified personnel and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $3,600,000 due to increases in nursing supplies and other variable costs; and approximately $4,000,000 due primarily to increases in pharmacy-related costs and various other items. These increases in operating and administrative costs were partially offset by approximately $28,000,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

     Interest expense increased approximately $2,600,000 as compared to the same period in 1995 primarily due to the exchange of Preferred Stock into 5 1/2% Convertible Subordinated Debentures in November 1995, write-off of unamortized deferred financing costs associated with certain debt that was repaid with the net cash proceeds from the issuance of Senior Notes (as discussed below), as well as the issuance and assumption of approximately $65,000,000 of long-term obligations during 1995 in conjunction with certain acquisitions, partially offset by a reduction of approximately $52,800,000 of long-term obligations due to the disposition of certain facilities.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had approximately $50,100,000 in cash and cash equivalents and net working capital of approximately $260,700,000. The Company anticipates that approximately $29,100,000 of its existing cash at March 31, 1996, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $89,600,000 of unused commitments under its Revolver/Letter of Credit Facility as of March 31, 1996.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1996

                                  (UNAUDITED)

     Net cash provided by operating activities for the first quarter of 1996 was approximately $30,300,000, an increase of approximately $9,800,000 from the prior year. Net cash used for investing and financing activities were approximately $33,700,000 and $2,800,000, respectively, for the first quarter of 1996. The Company primarily used cash generated from operations to fund capital expenditures, construction and development costs totaling approximately $29,200,000. The Company received net cash proceeds of approximately $174,850,000 from the issuance of Senior Notes (as discussed below) and approximately $6,700,000 from the dispositions of facilities and other assets which were primarily used to repay approximately $128,700,000 of long-term obligations, to fund acquisitions of approximately $10,600,000, and to repay Revolver borrowings.

     In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the"Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities under its 1994 Term Loan, approximately $28,000,000 to prepay certain scheduled maturities under its 1992 Term Loan, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants.

     In May 1996, the Company filed a Registration Statement covering $200,000,000 of debt securities, shares of preferred stock, shares of Common Stock and warrants to purchase Common Stock which may be offered, separately or together, in separate series in amounts, at prices and on terms to be determined at the time of sale. The net proceeds from the offerings are anticipated to be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, repayments of indebtedness and acquisitions.

     The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $37,400,000, to make normal recurring capital additions and improvements for the twelve months ending March 31, 1996 of approximately $170,000,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements.

     As of March 31, 1996, the Company had total indebtedness of approximately $1,121,200,000 (excluding $29,000,000 of Revolver borrowings) and total stockholders' equity of approximately $835,600,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                                 MARCH 31, 1996

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

ITEM 6(a).  EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
- -------                    -----------
10.1*     Form of Agreement between Beverly Enterprises, Inc. and Robert D.
          Woltil
10.2      Ninth Amendment dated as of April 22, 1996 to the Nippon Credit
          Agreement
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the three months ended March 31, 1996

          * Exhibit 10.1 is a management contract, compensatory plan, contract or arrangement in which a named executive officer participates.


ITEM 6(b). REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated January 30, 1996, which reported under Item 5 the Company's financial results for the fourth quarter and full year ended December 31, 1995.

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BEVERLY ENTERPRISES, INC.
                                        Registrant




Dated:  May 15, 1996                    By:      /s/ SCOTT M. TABAKIN
                                           ------------------------------------
                                                     Scott M. Tabakin
                                             Senior Vice President, Controller,
                                                Chief Accounting Officer and
                                               Acting Chief Financial Officer

                               INDEX TO EXHBITS

EXHIBIT
NUMBER                     DESCRIPTION
- -------                    -----------
10.1*     Form of Agreement between Beverly Enterprises, Inc. and Robert D.
          Woltil
10.2      Ninth Amendment dated as of April 22, 1996 to the Nippon Credit
          Agreement
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the three months ended March 31, 1996

          * Exhibit 10.1 is a management contract, compensatory plan, contract or arrangement in which a named executive officer participates.