Form 10-Q
period 1996-06-30
BEVERLY ENTERPRISES INC /DE/
filed 1996-08-14
CIK 812305

================================================================================
________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                    TO
         ----------    ----------



                         COMMISSION FILE NUMBER 1-9550


                           BEVERLY ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                      DELAWARE                             95-4100309
           (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

           5111 ROGERS AVENUE, SUITE 40-A
                FORT SMITH, ARKANSAS                       72919-0155
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (501) 452-6712


INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                             YES  X     NO
                                                 ---


       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
          EXCLUSIVE OF TREASURY SHARES, AT JULY 31, 1996 -- 99,259,178


________________________________________________________________________________

================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1996

                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
        Item 1.  Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheets . . . . . . . . . .  2
                    Condensed Consolidated Statements of Income . . . . . . .  3
                    Condensed Consolidated Statements of Cash Flows . . . . .  4
                    Notes to Condensed Consolidated Financial Statements. . .  5

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations . . . . . . . . . . .  7

PART II -- OTHER INFORMATION

        Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 11
        Item 4.  Submission of Matters to a Vote of Security Holders. . . . . 11
        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 12

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                             (DOLLARS IN THOUSANDS)

                                                                                                 JUNE 30,       DECEMBER 31,
                                                                                                   1996             1995
                                                                                               -----------      ------------
                                                                                               (UNAUDITED)         (NOTE)
                                    ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    51,433      $    56,303
   Accounts receivable-patient, less allowance for doubtful accounts:
     1996 - $25,396; 1995 - $22,860 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        524,354          514,820
   Accounts receivable-nonpatient, less allowance for doubtful accounts:
     1996 - $623; 1995 - $497 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,671           15,995
   Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,999            7,460
   Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56,374           59,109
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,428           24,892
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,323           38,013
                                                                                               -----------      -----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        707,582          716,592
Property and equipment, net of accumulated depreciation and amortization:
    1996 - $613,885; 1995 - $581,025  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,211,757        1,189,985
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1996 - $5,022; 1995 - $4,953  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         40,233           41,915
   Designated and restricted funds  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,227           57,082
   Goodwill, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        387,644          380,681
   Operating and leasehold rights and licenses, net . . . . . . . . . . . . . . . . . . . .         17,313           18,086
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        101,148          102,120
                                                                                               -----------      -----------
      Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        605,565          599,884
                                                                                               -----------      -----------
                                                                                               $ 2,524,904      $ 2,506,461
                                                                                               ===========      ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   114,823      $   155,385
   Short-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,000           78,000
   Accrued wages and related liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .        147,530          134,391
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,637           10,261
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         86,087           88,869
   Current portion of long-term obligations . . . . . . . . . . . . . . . . . . . . . . . .         37,710           84,639
                                                                                               -----------      -----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        457,787          551,545
Long-term obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,076,462          988,909
Deferred income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,578           54,687
Other liabilities and deferred items  . . . . . . . . . . . . . . . . . . . . . . . . . . .         86,860           90,987
Commitments and contingencies
Stockholders' equity:
   Common stock, shares issued:  1996 - 104,135,592; 1995 - 102,618,241 . . . . . . . . . .         10,414           10,262
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        769,520          766,549
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        114,348           83,657
   Treasury stock, at cost:  1996 - 4,879,108;  1995 - 3,972,208  . . . . . . . . . . . . .        (51,065)         (40,135)
                                                                                               -----------      -----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        843,217          820,333
                                                                                               -----------      -----------
                                                                                               $ 2,524,904      $ 2,506,461
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

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                           JUNE 30,                        JUNE 30,
                                                                  -----------------------        ----------------------------
                                                                    1996           1995              1996             1995
                                                                    ----           ----              ----             ----
Net operating revenues  . . . . . . . . . . . . . . . . . . .     $ 798,333     $ 790,375        $ 1,609,380      $ 1,585,994
Interest income . . . . . . . . . . . . . . . . . . . . . . .         3,475         3,262              6,935            6,762
                                                                  ---------     ---------        -----------       ----------
       Total revenues . . . . . . . . . . . . . . . . . . . .       801,808       793,637          1,616,315        1,592,756
Costs and expenses:
   Operating and administrative:
     Wages and related  . . . . . . . . . . . . . . . . . . .       444,527       424,979            894,522          842,412
     Other  . . . . . . . . . . . . . . . . . . . . . . . . .       280,006       297,772            573,490          606,313
   Interest . . . . . . . . . . . . . . . . . . . . . . . . .        22,983        21,725             46,128           42,274
   Depreciation and amortization  . . . . . . . . . . . . . .        25,967        26,087             51,023           51,991
                                                                  ---------     ---------        -----------       ----------
       Total costs and expenses . . . . . . . . . . . . . . .       773,483       770,563          1,565,163        1,542,990
                                                                  ---------     ---------        -----------       ----------

Income before provision for income taxes  . . . . . . . . . .        28,325        23,074             51,152           49,766
Provision for income taxes  . . . . . . . . . . . . . . . . .        11,330         8,768             20,461           18,911
                                                                  ---------     ---------        -----------       ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . .     $  16,995     $  14,306        $    30,691       $   30,855
                                                                  =========     =========        ===========       ==========

Net income per share of common stock:
   Primary:
     Net income applicable to common shares . . . . . . . . .     $  16,995     $  12,244        $    30,691       $   26,730
                                                                  =========     =========        ===========       ==========
     Net income per share of common stock . . . . . . . . . .     $     .17     $     .14        $       .31       $      .31
                                                                  =========     =========        ===========       ==========
     Shares used to compute net income per share  . . . . . .       100,079        87,864            100,028           87,593
                                                                  =========     =========        ===========       ==========

   Fully diluted:
     Net income applicable to common shares . . . . . . . . .     $  18,233     $  12,244        $    33,167       $   26,730
                                                                  =========     =========        ===========       ==========
     Net income per share of common stock . . . . . . . . . .     $     .16     $     .14        $       .30       $      .30
                                                                  =========     =========        ===========       ==========
     Shares used to compute net income per share  . . . . . .       111,341        87,864            111,299           87,659
                                                                  =========     =========        ===========       ==========



       For the three-month and six-month periods ended June 30, 1995, net income applicable to common shares was computed by deducting preferred stock dividends from net income. During the fourth quarter of 1995, the Company exchanged its cumulative convertible exchangeable preferred stock into 5 1/2% convertible subordinated debentures. Primary earnings per share for the three-month and six-month periods ended June 30, 1996 and 1995 and fully diluted earnings per share for the three-month and six-month periods ended June 30, 1995 were computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the three-month and six-month periods ended June 30, 1996 were computed as above and assumed conversion of the Company's 5 1/2% convertible subordinated debentures. Conversion of the Company's 7 5/8% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.



                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                   1996              1995
                                                                                                ----------       ----------
Cash flows from operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    30,691       $   30,855
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . .         51,023           51,991
         Provision for reserves and discounts on patient, notes and other receivables, net          11,549            8,336
         Amortization of deferred financing costs   . . . . . . . . . . . . . . . . . . . .          2,726            2,193
         (Gains) losses on dispositions of facilities and other assets, net   . . . . . . .         (2,890)           3,848
         Deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,271            2,398
         Net decrease in insurance related accounts   . . . . . . . . . . . . . . . . . . .         (8,204)          (3,597)
         Changes in operating assets and liabilities, net of acquisitions and dispositions:
             Accounts receivable - patient  . . . . . . . . . . . . . . . . . . . . . . . .        (22,809)         (42,390)
             Operating supplies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,247              944
             Prepaid expenses and other receivables . . . . . . . . . . . . . . . . . . . .         (1,752)          (1,624)
             Accounts payable and other accrued expenses  . . . . . . . . . . . . . . . . .        (19,662)           1,481
             Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,199            1,645
             Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,169)            (598)
                                                                                               -----------       ----------
                Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,529           24,627
                                                                                               -----------       ----------
                Net cash provided by operating activities . . . . . . . . . . . . . . . . .         56,220           55,482
Cash flows from investing activities:
      Payments for acquisitions, net of cash acquired   . . . . . . . . . . . . . . . . . .        (25,721)         (18,159)
      Proceeds from dispositions of facilities and other assets   . . . . . . . . . . . . .         12,579           14,068
      Collections on notes receivable and REMIC investment  . . . . . . . . . . . . . . . .          6,815           10,445
      Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (79,806)         (63,257)
      Construction and development in progress, net   . . . . . . . . . . . . . . . . . . .         18,414          (17,527)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,820)          (5,433)
                                                                                               -----------       ----------
                Net cash used for investing activities  . . . . . . . . . . . . . . . . . .        (72,539)         (79,863)

Cash flows from financing activities:
      Revolver borrowings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        601,000          391,000
      Repayments of Revolver borrowings   . . . . . . . . . . . . . . . . . . . . . . . . .       (624,000)        (382,000)
      Proceeds from issuance of long-term obligations   . . . . . . . . . . . . . . . . . .        180,000           25,000
      Repayments of long-term obligations   . . . . . . . . . . . . . . . . . . . . . . . .       (136,834)         (24,896)
      Purchase of common stock into treasury  . . . . . . . . . . . . . . . . . . . . . . .         (6,238)             ---
      Proceeds from exercise of stock options   . . . . . . . . . . . . . . . . . . . . . .          2,426              683
      Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,893)          (1,329)
      Dividends paid on preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .           (688)          (4,125)
      Proceeds from designated funds, net   . . . . . . . . . . . . . . . . . . . . . . . .          1,676              554
                                                                                               -----------       ----------
                Net cash provided by financing activities . . . . . . . . . . . . . . . . .         11,449            4,887
                                                                                               -----------       ----------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .         (4,870)         (19,494)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . .         56,303           67,964
                                                                                               -----------       ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . .    $    51,433       $   48,470
                                                                                               ===========       ==========

Supplemental schedule of cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized)  . . . . . . . . . . . . . . . . . . . . . . . .    $    37,026       $   39,345
      Income taxes (net of refunds)   . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,991           14,868




                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

                                  (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

   (ii) The provisions for income taxes for the three-month and six-month periods ended June 30, 1996 and 1995 were based on estimated annual effective tax rates of 40% and 38%, respectively. The Company's estimated annual effective tax rates for 1996 and 1995 are different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The Company's estimated annual effective tax rate increased to 40% in 1996 primarily as a result of amortization of nondeductible goodwill. The provisions for income taxes consist of the following for the three-month and six-month periods ended June 30 (in thousands):

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                               -------------------     --------------------

                                                 1996       1995         1996        1995
                                               --------   --------     --------    --------
     Federal:
          Current   . . . . . . . . . . . . .  $  4,946   $  5,871     $  9,499    $ 12,985
          Deferred  . . . . . . . . . . . . .     4,074      1,051        6,839       1,945

     State:
          Current   . . . . . . . . . . . . .     1,377      1,569        2,691       3,528
          Deferred  . . . . . . . . . . . . .       933        277        1,432         453
                                               --------   --------     --------    --------
                                               $ 11,330   $  8,768     $ 20,461    $ 18,911
                                               ========   ========     ========    ========

  (iii) During the six months ended June 30, 1996, the Company purchased five previously leased nursing facilities (500 beds) and certain other assets, including among other things hospice and outpatient therapy businesses, for approximately $26,400,000 cash. Also during such period, the Company sold or terminated the leases on 67 nursing facilities (3,540 beds) for cash proceeds of approximately $12,400,000. The Company recognized net pre-tax gains of approximately $2,900,000 as a result of these dispositions. The operations of these facilities were immaterial to the Company's financial position and results of operations.

  (iv) In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities under its 1994 Term Loan, approximately $28,000,000 to prepay certain scheduled maturities under its 1992 Term
Loan, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1996

                                  (UNAUDITED)

remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants. In addition, the Company amended certain of its other credit agreements during the second quarter of 1996 to change various restrictive covenants.

   In May 1996, the Company filed a Registration Statement covering $200,000,000 of debt securities, shares of preferred stock, shares of Common Stock and warrants to purchase Common Stock which may be offered, separately or together, in separate series in amounts, at prices and on terms to be determined at the time of sale. The net proceeds from the offerings are anticipated to be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, repayments of indebtedness and acquisitions. As of June 30, 1996, no securities have been issued under such registration.

   On June 13, 1996, the Company announced that its Board of Directors had, on that date, authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. During June 1996, the Company repurchased approximately 900,000 shares of its Common Stock at a cost of approximately $10,900,000. The repurchases were financed primarily through proceeds from dispositions and borrowings under the Company's revolving credit facility.

   (v) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

   (vi) Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Effective January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS") and distributed certain of its wholly-owned subsidiaries to Beverly Delaware in an effort to better focus management's attention on specific services delivered by the Company within the long-term healthcare arena. Such subsidiaries include, among others, Pharmacy Corporation of America, American Transitional Hospitals, Inc. and Beverly Indemnity, Ltd. Beverly Delaware (the parent) provides financial, administrative and legal services to these subsidiaries, including BHRS, for which it charges management fees.

   The following summarized unaudited financial information concerning BHRS is being reported because BHRS's 7 5/8% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly held. Beverly Delaware is co-obligor of the Debt Securities. Summary unaudited financial information for BHRS is as follows (in thousands):

                                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                               -----------------------    -----------------------
                                                                  1996         1995          1996          1995
                                                               ----------   ----------    ----------   ----------
   Total revenues   . . . . . . . . . . . . . . . . . . .      $  664,929   $  697,967    $1,345,202   $1,400,205
   Total costs and expenses   . . . . . . . . . . . . . .         635,114      676,533     1,293,854    1,358,365
   Net income   . . . . . . . . . . . . . . . . . . . . .          17,889       13,289        30,809       25,941

                                                                       AS OF                        AS OF
                                                                   JUNE 30, 1996               DECEMBER 31, 1995
                                                                   -------------              -----------------
   Current assets   . . . . . . . . . . . . . . . . . . .          $     417,420               $      421,641
   Long-term assets   . . . . . . . . . . . . . . . . . .              1,382,670                    1,365,413
   Current liabilities  . . . . . . . . . . . . . . . . .                274,821                      367,074
   Long-term liabilities  . . . . . . . . . . . . . . . .                780,371                      709,515

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1996

                                  (UNAUDITED)

GENERAL

   Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both federal and state governments. Although no comprehensive healthcare, Medicare or Medicaid reform legislation has yet been implemented, pressures to contain costs and the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the healthcare delivery system. Many states are experimenting with alternatives to traditional Medicaid delivery systems through federal waiver programs, and efforts to provide these services more efficiently will continue to be a priority in the upcoming year. In August 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 which, among other things, provides favorable changes in the tax treatment of long-term care insurance and allows inclusion of long-term care insurance in medical savings accounts. Although the Company believes this legislation will have a favorable impact on the long-term care industry, regulations detailing the implementation of such legislation have not yet been released, and as such, the full effect is not readily determinable. There can be no assurances made as to the ultimate impact of this, or future healthcare reform legislation, on the Company's financial position, results of operations or cash flows. However, future healthcare reform legislation and regulatory changes may negatively impact the Company.

   Congress recently approved legislation that, upon approval by the President, would increase the minimum wage. The Company does not anticipate that this legislation will require a material increase in its wage rates, since a substantial portion of the Company's associates currently earn in excess of the proposed new minimum wage levels; however, the Company believes there may be competitive pressures to increase the wage levels of associates earning above the proposed new minimum wage. Although the full impact of the proposed new minimum wage has not yet been determined, the effect on the Company's future operations is not expected to be material as the Company believes that a significant portion of such increase will be reimbursed through Medicare and Medicaid rate increases.

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

OPERATING RESULTS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

   Net income was $16,995,000 for the second quarter of 1996, as compared to net income of $14,306,000 for the same period in 1995. Income before provision for income taxes was $28,325,000 for the second quarter of 1996, as compared to $23,074,000 for the same period in 1995. The Company's net income for the second quarter of 1995 was adversely impacted by a $4,000,000 pre-tax loss on the early termination of leases on four Connecticut nursing facilities, and operating shortfalls in its wholly-owned subsidiary, Pharmacy Corporation of America ("PCA"). The Company's estimated annual effective tax rate increased to 40% in 1996, compared to 38% in 1995, primarily as a result of amortization of nondeductible goodwill.

   Net operating revenues and operating and administrative costs increased approximately $7,900,000 and $1,800,000, respectively, for the second quarter of 1996, as compared to the same period in 1995. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1996

                                  (UNAUDITED)

of the quarters ended June 30, 1996 and 1995 ("same facility operations") of approximately $6,400,000 and $6,100,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $40,700,000 and $34,200,000, respectively, related to the acquisition of Pharmacy Management Services, Inc. ("PMSI") in mid-1995 and the expanded operations of American Transitional Hospitals, Inc. ("ATH"); and decreases in net operating revenues and operating and administrative costs of approximately $39,200,000 and $38,500,000, respectively, due to the disposition of, or lease terminations on, 67 facilities in 1996 and 29 facilities in 1995.

   The increase in net operating revenues for same facility operations for the second quarter of 1996, as compared to the same period in 1995, was due primarily to increases in Medicare and Medicaid room and board rates of approximately $24,500,000. This increase in net operating revenues was partially offset by the following: approximately $7,600,000 due to a decrease in same facility occupancy to 87.4% for the second quarter of 1996, as compared to 88.7% for the same period in 1995; approximately $4,400,000 due to decreases in ancillary revenues primarily due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services; and approximately $6,100,000 due to various other items.

   The increase in operating and administrative costs for same facility operations for the second quarter of 1996, as compared to the same period in 1995, was due to the following: approximately $25,300,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $3,000,000 due to increases in nursing supplies and other variable costs; and approximately $3,700,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $25,900,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

     Interest expense increased approximately $1,300,000 as compared to the same period in 1995 primarily due to the exchange of Preferred Stock into 5 1/2% Convertible Subordinated Debentures in November 1995, as well as the issuance of $25,000,000 of taxable revenue bonds ("Series 1995 Bonds") during 1995, partially offset by a reduction of approximately $52,800,000 of long-term obligations in conjunction with the disposition of certain facilities.
Although depreciation and amortization expense remained flat quarter over quarter, it was affected by the following: approximately $2,200,000 decrease related to the disposition of, or lease terminations on, certain facilities, offset by an increase of approximately $2,100,000 due to the acquisition of PMSI in mid-1995 and the expanded operations of ATH.

SIX MONTHS 1996 COMPARED TO SIX MONTHS 1995

   Net income was $30,691,000 for the six months ended June 30, 1996, as compared to net income of $30,855,000 for the same period in 1995. Income before provision for income taxes was $51,152,000 for the six months ended June 30, 1996, as compared to $49,766,000 for the same period in 1995.

   Net operating revenues and operating and administrative costs increased approximately $23,400,000 and $19,300,000, respectively, for the six months ended June 30, 1996, as compared to the same period in 1995. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the six-month periods ended June 30, 1996 and 1995 ("same facility operations") of approximately $11,700,000 and $19,000,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $79,100,000 and $66,700,000, respectively, related to the acquisition of PMSI in mid-1995 and the expanded operations of ATH; and decreases in net operating revenues and operating and administrative costs of approximately $67,400,000 and $66,400,000, respectively, due to the disposition of, or lease terminations on, 67 facilities in 1996 and 29 facilities in 1995.

   The increase in net operating revenues for same facility operations for the six months ended June 30, 1996, as compared to the same period in 1995, was due to the following: approximately $45,800,000 due primarily to increases in Medicare and Medicaid room and board rates; and approximately $5,600,000 due to one additional calendar day for the six months ended June 30, 1996, as compared to the same period in 1995. These increases in net operating revenues were partially offset by approximately $17,100,000 due to a decrease in same facility occupancy to 87.6% for the six months ended June 30, 1996, as

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1996

                                  (UNAUDITED)

compared to 89.1% for the same period in 1995; approximately $10,700,000 due to decreases in ancillary revenues primarily due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services; approximately $4,500,000 due to decreases in pharmacy-related revenues primarily related to changes in pricing and service levels at PCA; and approximately $7,400,000 due to various other items.

   The increase in operating and administrative costs for same facility operations for the six months ended June 30, 1996, as compared to the same period in 1995, was due to the following: approximately $56,100,000 due to increased wages and related expenses (excluding pharmacy) principally due to the hiring of therapists on staff as opposed to contracting for their services, higher wages and greater benefits required to attract and retain qualified personnel and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $5,400,000 due to increases in nursing supplies and other variable costs; and approximately $10,900,000 due primarily to increases in pharmacy-related costs and various other items.
These increases in operating and administrative costs were partially offset by approximately $53,400,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

     Interest expense increased approximately $3,900,000 as compared to the same period in 1995 primarily due to the exchange of Preferred Stock into 5 1/2% Convertible Subordinated Debentures in November 1995, write-off of unamortized deferred financing costs associated with certain debt that was repaid with the net cash proceeds from the issuance of Senior Notes (as discussed below), as well as the issuance and assumption of approximately $40,000,000 of long-term obligations in conjunction with certain acquisitions and the issuance of $25,000,000 Series 1995 Bonds during 1995, partially offset by a reduction of approximately $52,800,000 of long-term obligations in conjunction with the disposition of certain facilities. Although depreciation and amortization expense decreased only $1,000,000 as compared to the same period in 1995, it was affected by the following: approximately $4,900,000 decrease related to the disposition of, or lease terminations on, certain facilities, offset by an increase of approximately $3,900,000 due to the acquisition of PMSI in mid-1995 and the expanded operations of ATH.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1996, the Company had approximately $51,400,000 in cash and cash equivalents and net working capital of approximately $249,800,000. The Company anticipates that approximately $28,600,000 of its existing cash at June 30, 1996, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $63,700,000 of unused commitments under its Revolver/Letter of Credit Facility as of June 30, 1996.

   Net cash provided by operating activities for the six months ended June 30,
1996 was approximately $56,200,000.   Net cash used for investing activities
and net cash provided by financing activities were approximately $72,500,000 and $11,400,000, respectively, for the six months ended June 30, 1996. The Company primarily used cash generated from operations to fund capital expenditures, construction and development costs totaling approximately $61,400,000. The Company received net cash proceeds of approximately $174,850,000 from the issuance of Senior Notes (as discussed below) and approximately $12,600,000 from the dispositions of facilities and other assets which were primarily used to repay approximately $136,800,000 of long-term obligations, to fund acquisitions of approximately $25,700,000, to repurchase shares of common stock (as discussed below), and to repay Revolver borrowings.

   In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities under its 1994 Term Loan, approximately $28,000,000 to prepay certain scheduled maturities under its 1992 Term Loan, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants. In addition, the Company amended certain of its other credit agreements during the second quarter of 1996 to change various restrictive covenants.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1996

                                  (UNAUDITED)


   In May 1996, the Company filed a Registration Statement covering $200,000,000 of debt securities, shares of preferred stock, shares of Common Stock and warrants to purchase Common Stock which may be offered, separately or together, in separate series in amounts, at prices and on terms to be determined at the time of sale. The net proceeds from the offerings are anticipated to be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, repayments of indebtedness and acquisitions. As of June 30, 1996, no securities have been issued under such registration.

   On June 13, 1996, the Company announced that its Board of Directors had, on that date, authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. During June 1996, the Company repurchased approximately 900,000 shares of its Common Stock at a cost of approximately $10,900,000. The repurchases were financed primarily through proceeds from dispositions and borrowings under the Company's revolving credit facility.

   The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $37,700,000, to make normal recurring capital additions and improvements for the twelve months ending June 30, 1996 of approximately $170,000,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements.

   As of June 30, 1996, the Company had total indebtedness of approximately $1,114,200,000 (excluding $55,000,000 of Revolver borrowings) and total stockholders' equity of approximately $843,200,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                                 JUNE 30, 1996

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 13, 1996, the Company held its Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing nine members of the Board of Directors, considering the Beverly Enterprises, Inc. 1996 Long-Term Incentive Plan, ratifying the appointment of Ernst & Young LLP as independent auditors for 1996 and transacting such other business as may have properly come before the meeting or any adjournment thereof.

    The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

             DIRECTOR                                      FOR        WITHHELD
      -----------------------                           ----------    ---------
      Beryl F. Anthony, Jr.  . . . . . . . . . . .      78,503,862    5,682,067
      David R. Banks   . . . . . . . . . . . . . .      82,736,073    1,449,856
      James R. Greene  . . . . . . . . . . . . . .      78,500,742    5,685,187
      Boyd W. Hendrickson  . . . . . . . . . . . .      82,741,019    1,444,910
      Edith E. Holiday   . . . . . . . . . . . . .      78,506,683    5,679,246
      Jon E. M. Jacoby   . . . . . . . . . . . . .      78,507,647    5,678,282
      Risa J. Lavizzo-Mourey, M.D.   . . . . . . .      78,507,647    5,678,282
      Louis W. Menk  . . . . . . . . . . . . . . .      78,499,879    5,686,050
      Marilyn R. Seymann   . . . . . . . . . . . .      78,508,499    5,677,430


    The Beverly Enterprises, Inc. 1996 Long-Term Incentive Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

      For . . . . . . . . . . . . . . . . . . . . .     58,928,016
      Against . . . . . . . . . . . . . . . . . . .     23,278,542
      Abstentions . . . . . . . . . . . . . . . . .      1,979,371


    The appointment of Ernst & Young LLP as independent auditors for 1996 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

      For . . . . . . . . . . . . . . . . . . . . .     83,689,570
      Against . . . . . . . . . . . . . . . . . . .        273,385
      Abstentions . . . . . . . . . . . . . . . . .        222,994

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1996

                                  (UNAUDITED)

ITEM 6(a).  EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
- ------                                 -----------
10.1*     Beverly Enterprises, Inc. 1996 Long-Term Incentive Plan
10.2*     Employment Contract, made as of December 8, 1995, between Beverly
          Enterprises, Inc. and David R. Banks
10.3*     Employment Contract, made as of December 8, 1995, between Beverly
          Enterprises, Inc. and Boyd W. Hendrickson
10.4*     Employment Contract, made as of June 3, 1996, between Beverly
          Enterprises, Inc. and C. Arnold Renschler
10.5*     Addendum to Employment Contract between Beverly Enterprises, Inc. and
          C. Arnold Renschler
10.6      Sixteenth Amendment dated as of June 5, 1996 to the LTCB Credit
          Agreement
10.7      Seventeenth Amendment dated as of June 28, 1996 to the LTCB Credit
          Agreement
10.8      Tenth Amendment dated as of June 28, 1996 to the Nippon Credit
          Agreement
10.9      Fourth Amendment dated as of June 28, 1996 to the Morgan Credit
          Agreement
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the six months ended June 30, 1996

          * Exhibits 10.1 through 10.5 are the management contracts, compensatory plans, contracts, and arrangements in which any director or named executive officer participates.


ITEM 6(b). REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BEVERLY ENTERPRISES, INC.
                                         Registrant



Dated:  August 14, 1996                  By:  /s/  SCOTT M. TABAKIN
                                            ----------------------------------
                                                   Scott M. Tabakin
                                            Senior Vice President, Controller,
                                               Chief Accounting Officer and
                                              Acting Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                                 DESCRIPTION
- ------                                 -----------
10.1*     Beverly Enterprises, Inc. 1996 Long-Term Incentive Plan
10.2*     Employment Contract, made as of December 8, 1995, between Beverly
          Enterprises, Inc. and David R. Banks
10.3*     Employment Contract, made as of December 8, 1995, between Beverly
          Enterprises, Inc. and Boyd W. Hendrickson
10.4*     Employment Contract, made as of June 3, 1996, between Beverly
          Enterprises, Inc. and C. Arnold Renschler
10.5*     Addendum to Employment Contract between Beverly Enterprises, Inc. and
          C. Arnold Renschler
10.6      Sixteenth Amendment dated as of June 5, 1996 to the LTCB Credit
          Agreement
10.7      Seventeenth Amendment dated as of June 28, 1996 to the LTCB Credit
          Agreement
10.8      Tenth Amendment dated as of June 28, 1996 to the Nippon Credit
          Agreement
10.9      Fourth Amendment dated as of June 28, 1996 to the Morgan Credit
          Agreement
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the six months ended June 30, 1996

          * Exhibits 10.1 through 10.5 are the management contracts, compensatory plans, contracts, and arrangements in which any director or named executive officer participates.