Form 10-Q
period 1996-09-30
BEVERLY ENTERPRISES INC /DE/
filed 1996-11-14
CIK 812305

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                 TO
         -------    ---------


                         COMMISSION FILE NUMBER 1-9550


                           BEVERLY ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                                            95-4100309
   (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

5111 ROGERS AVENUE, SUITE 40-A
      FORT SMITH, ARKANSAS                                       72919-0155
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (501) 452-6712


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

       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
        EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 31, 1996 -- 99,309,569


--------------------------------------------------------------------------------
================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1996

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
         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .           12

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                             (DOLLARS IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -----------    -----------
                                                                                        (UNAUDITED)     (NOTE)
                                        ASSETS
Current assets:
   Cash and cash equivalents ......................................................   $    48,882    $    56,303
   Accounts receivable-patient, less allowance for doubtful accounts:
     1996--$26,045; 1995--$22,860 .................................................       507,956        514,820
   Accounts receivable-nonpatient, less allowance for doubtful accounts:
     1996--$563; 1995--$497 .......................................................        10,418         15,995
   Notes receivable ...............................................................        10,665          7,460
   Operating supplies .............................................................        55,946         59,109
   Deferred income taxes ..........................................................        18,365         24,892
   Prepaid expenses and other .....................................................        42,065         38,013
                                                                                      -----------    -----------
      Total current assets ........................................................       694,297        716,592
Property and equipment, net of accumulated depreciation and amortization:
    1996--$628,511; 1995--$581,025 ................................................     1,241,029      1,189,985
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1996--$5,514; 1995--$4,953 ..................................................        37,653         41,915
   Designated and restricted funds ................................................        60,240         57,082
   Goodwill, net ..................................................................       405,504        380,681
   Other, net .....................................................................       121,232        120,206
                                                                                      -----------    -----------
      Total other assets ..........................................................       624,629        599,884
                                                                                      -----------    -----------
                                                                                      $ 2,559,955    $ 2,506,461
                                                                                      ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................................................   $   113,987    $   155,385
   Short-term borrowings ..........................................................        64,000         78,000
   Accrued wages and related liabilities ..........................................       133,700        134,391
   Accrued interest ...............................................................        13,858         10,261
   Other accrued liabilities ......................................................        82,958         88,869
   Current portion of long-term obligations .......................................        39,182         84,639
                                                                                      -----------    -----------
      Total current liabilities ...................................................       447,685        551,545
Long-term obligations .............................................................     1,085,234        988,909
Deferred income taxes payable .....................................................        70,856         54,687
Other liabilities and deferred items ..............................................        89,528         90,987
Commitments and contingencies
Stockholders' equity:
   Common stock, shares issued:  1996--104,146,247; 1995--102,618,241 .............        10,415         10,262
   Additional paid-in capital .....................................................       770,076        766,549
   Retained earnings ..............................................................       137,226         83,657
   Treasury stock, at cost: 1996--4,879,108; 1995--3,972,208 ......................       (51,065)       (40,135)
                                                                                      -----------    -----------

      Total stockholders' equity ..................................................       866,652        820,333
                                                                                      -----------    -----------
                                                                                      $ 2,559,955    $ 2,506,461
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

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                          -----------------------   -----------------------
                                                             1996         1995         1996         1995
                                                          ----------   ----------   ----------   ----------
Net operating revenues ................................   $  822,562   $  834,905   $2,431,942   $2,420,899
Interest income .......................................        3,377        3,505       10,312       10,267
                                                          ----------   ----------   ----------   ----------
       Total revenues .................................      825,939      838,410    2,442,254    2,431,166
Costs and expenses:
   Operating and administrative:
     Wages and related ................................      456,884      442,679    1,351,406    1,285,091
     Other ............................................      280,147      308,177      853,637      914,490
   Interest ...........................................       23,417       21,598       69,545       63,872
   Depreciation and amortization ......................       27,361       25,991       78,384       77,982
                                                          ----------   ----------   ----------   ----------
       Total costs and expenses .......................      787,809      798,445    2,352,972    2,341,435
                                                          ----------   ----------   ----------   ----------

Income before provision for income taxes ..............       38,130       39,965       89,282       89,731
Provision for income taxes ............................       15,252       15,187       35,713       34,098
                                                          ----------   ----------   ----------   ----------
Net income ............................................   $   22,878   $   24,778   $   53,569   $   55,633
                                                          ==========   ==========   ==========   ==========

Net income per share of common stock:
   Primary:
     Net income applicable to common shares ...........   $   22,878   $   22,715   $   53,569   $   49,445
                                                          ==========   ==========   ==========   ==========
     Net income per share of common stock .............   $      .23   $      .23   $      .54   $      .54
                                                          ==========   ==========   ==========   ==========
     Shares used to compute net income per share ......       99,163       99,879       99,740       91,736
                                                          ==========   ==========   ==========   ==========

   Fully diluted:
     Net income applicable to common shares ...........   $   24,116   $   24,778   $   57,283   $   49,445
                                                          ==========   ==========   ==========   ==========
     Net income per share of common stock .............   $      .22   $      .22   $      .52   $      .54
                                                          ==========   ==========   ==========   ==========
     Shares used to compute net income per share ......      110,451      111,209      111,008       91,907
                                                          ==========   ==========   ==========   ==========



       For the three-month and nine-month periods ended September 30, 1995, net income applicable to common shares was computed by deducting preferred stock dividends from net income, when dilutive. During the fourth quarter of 1995, the Company exchanged its cumulative convertible exchangeable preferred stock into 5 1/2% convertible subordinated debentures. Primary earnings per share for the three-month and nine-month periods ended September 30, 1996 and 1995 and fully diluted earnings per share for the nine-month period ended September 30, 1995 were computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the three-month and nine-month periods ended September 30, 1996 were computed as above and assumed conversion of the Company's 5 1/2% convertible subordinated debentures. Fully diluted earnings per share for the three-month period ended September 30, 1995 was computed as above and assumed conversion of the Company's cumulative convertible exchangeable preferred stock. Conversion of the Company's 7 5/8% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.



                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                              1996              1995
                                                                                            ---------        ---------
Cash flows from operating activities:
      Net income ....................................................................       $  53,569        $  55,633
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..............................................          78,384           77,982
         Provision for reserves and discounts on patient, notes and other
           receivables, net .........................................................          18,729           10,788
         Amortization of deferred financing costs ...................................           3,417            3,346
         Gains on dispositions of facilities and other assets, net ..................          (4,924)          (1,990)
         Deferred taxes .............................................................          15,502            7,007
         Net decrease in insurance related accounts .................................          (8,730)          (5,154)
         Changes in operating assets and liabilities, net of acquisitions and dispositions:
           Accounts receivable - patient ............................................         (15,858)         (29,900)
           Operating supplies .......................................................           2,501              106
           Prepaid expenses and other receivables ...................................             (78)             616
           Accounts payable and other accrued expenses ..............................         (36,174)           5,673
           Income taxes payable .....................................................          12,947            9,447
           Other, net ...............................................................          (2,606)          (5,784)
                                                                                            ---------        ---------
              Total adjustments .....................................................          63,110           72,137
                                                                                            ---------        ---------
              Net cash provided by operating activities .............................         116,679          127,770
Cash flows from investing activities:
      Payments for acquisitions, net of cash acquired ...............................         (78,900)         (30,719)
      Proceeds from dispositions of facilities and other assets .....................          23,001           15,002
      Collections on notes receivable and REMIC investment ..........................           8,859           15,337
      Capital expenditures ..........................................................        (112,981)         (82,187)
      Construction and development in progress, net .................................          17,832          (42,436)
      Other, net ....................................................................          (8,450)         (10,851)
                                                                                            ---------        ---------
              Net cash used for investing activities ................................        (150,639)        (135,854)
Cash flows from financing activities:
      Revolver borrowings ...........................................................         932,000          661,000
      Repayments of Revolver borrowings .............................................        (946,000)        (649,000)
      Proceeds from issuance of long-term obligations ...............................         196,618           25,000
      Repayments of long-term obligations ...........................................        (142,660)         (35,759)
      Purchase of common stock into treasury ........................................         (10,930)            --
      Proceeds from exercise of stock options .......................................           2,503            1,950
      Deferred financing costs ......................................................          (6,107)          (1,621)
      Dividends paid on preferred stock .............................................            (688)          (6,188)
      Proceeds from designated funds, net ...........................................           1,803              416
                                                                                            ---------        ---------
              Net cash provided by (used for) financing activities ..................          26,539           (4,202)
                                                                                            ---------        ---------
Net decrease in cash and cash equivalents ...........................................          (7,421)         (12,286)
Cash and cash equivalents at beginning of period ....................................          56,303           67,964
                                                                                            ---------        ---------
Cash and cash equivalents at end of period ..........................................       $  48,882        $  55,678
                                                                                            =========        =========

Supplemental schedule of cash flow information:
    Cash paid during the period for:
      Interest (net of amount capitalized) ..........................................       $  62,531        $  59,695
      Income taxes (net of refunds) .................................................           7,264           17,644


                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

   (ii) The provisions for income taxes for the three-month and nine-month periods ended September 30, 1996 and 1995 were based on estimated annual effective tax rates of 40% and 38%, respectively. The Company's estimated annual effective tax rates for 1996 and 1995 are different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The Company's estimated annual effective tax rate increased to 40% in 1996 primarily as a result of amortization of nondeductible goodwill. The provisions for income taxes consist of the following for the three-month and nine-month periods ended September 30 (in thousands):

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                ---------------------       ---------------------
                                                                 1996          1995           1996         1995
                                                                -------       -------       -------       -------
     Federal:
           Current ......................................       $ 6,188       $ 8,195       $15,687       $21,180
           Deferred .....................................         6,067         3,794        12,906         5,739

     State:
           Current ......................................         1,833         2,383         4,524         5,911
           Deferred .....................................         1,164           815         2,596         1,268
                                                                -------       -------       -------       -------
                                                                $15,252       $15,187       $35,713       $34,098
                                                                =======       =======       =======       =======

   (iii) During the nine months ended September 30, 1996, the Company purchased one previously managed nursing facility (180 beds), 14 previously leased nursing facilities (1,680 beds) and certain other assets including, among other things, pharmacy, hospice and outpatient therapy businesses, for approximately $80,400,000 cash, approximately $1,900,000 security and other deposits and approximately $800,000 acquired debt. The Company does not operate three of such nursing facilities which were subleased to other nursing home operators in prior year transactions. Also during such period, the Company sold or terminated the leases on 75 nursing facilities (4,382 beds) (including the three nursing facilities which were not operated by the Company, as mentioned above) and certain other assets for cash proceeds of approximately $25,200,000 and approximately $4,250,000 of notes receivable. The Company recognized net pre-tax gains of approximately $4,900,000 as a result of these dispositions. The operations of these facilities were immaterial to the Company's financial position and results of operations.

   The Company has entered into a definitive agreement to sell its MedView Services business unit ( "MedView") to Value Health, Inc., for cash of approximately $87,500,000. MedView provides a full range of managed care services

                           BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

to the workers' compensation market and is the nation's largest workers' compensation-related Preferred Provider Organization with 120,000 member providers. It also offers case management and injury reporting and tracking services. The transaction, which is scheduled to close during the fourth quarter of 1996, is expected to generate net cash proceeds of approximately $70,000,000. The Company anticipates using such net cash proceeds to repay indebtedness, to repurchase Common Stock and/or to make selective acquisitions. The operations of MedView are immaterial to the Company's financial position and results of operations.

   (iv) In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities under its 1994 Term Loan, approximately $28,000,000 to prepay certain scheduled maturities under its 1992 Term Loan, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants. In addition, the Company has amended certain of its other credit agreements during 1996 to change various restrictive covenants.

   In May 1996, the Company filed a Registration Statement covering $200,000,000 of debt securities, shares of preferred stock, shares of Common Stock and warrants to purchase Common Stock which may be offered, separately or together, in separate series in amounts, at prices and on terms to be determined at the time of sale. The net proceeds from the offerings are anticipated to be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, repayments of indebtedness and acquisitions. As of September 30, 1996, no securities have been issued under such registration statement.

   In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. During June 1996, the Company repurchased approximately 900,000 shares of its Common Stock at a cost of approximately $10,900,000. The repurchases were financed primarily through proceeds from dispositions and borrowings under the Company's revolving credit facility.

   In July 1996, the Company entered into a term loan facility (the "GE Capital Facility"), whereby the Company may borrow up to $25,000,000 from time to time in separate series, in amounts and at interest rates based on the three-year U.S. Treasury Note rate plus 230 basis points at the date of funding. The GE Capital Facility requires monthly principal and interest payments and is secured by a security interest in certain lighting equipment of various nursing facilities. As of September 30, 1996, the Company had issued approximately $6,100,000 under the GE Capital Facility.

   In August 1996, the Company entered into a $10,500,000 promissory note (the "Note") which bears interest at the rate of 9.08% per annum. The Note is due in equal monthly installments of $107,000, including principal and interest, commencing in October 1996 with the remaining outstanding balance due in September 2003. The Note is secured by a mortgage interest in the real property and a security interest in the personal property of four nursing facilities.

   (v) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

   (vi) Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Effective January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS") and distributed certain of its wholly-owned subsidiaries to Beverly Delaware in an effort to better focus management's attention on specific services delivered by the Company within the long-term healthcare arena. Beverly Delaware (the parent) provides financial, administrative and legal services to its subsidiaries, including BHRS, for which it charges management fees.

                           BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

   The following summarized unaudited financial information concerning BHRS is being reported because BHRS's 7 5/8% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly held. Beverly Delaware is co-obligor of the Debt Securities. Summary unaudited financial information for BHRS is as follows (in thousands):

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                               -----------------------    -----------------------
                                                                   1996        1995          1996         1995
                                                               ----------   ----------    ----------   ----------
   Total revenues   . . . . . . . . . . . . . . . . . . .      $  682,869   $  709,455    $2,028,071   $2,109,660
   Total costs and expenses   . . . . . . . . . . . . . .         643,503      673,154     1,937,357    2,031,519
   Net income     . . . . . . . . . . . . . . . . . . . .          23,619       22,506        54,428       48,447

                                                                       AS OF                        AS OF
                                                                 SEPTEMBER 30, 1996           DECEMBER 31, 1995
                                                                 ------------------           -----------------
   Current assets   . . . . . . . . . . . . . . . . . . .            $   403,695                 $    421,641
   Long-term assets   . . . . . . . . . . . . . . . . . .              1,413,685                    1,365,413
   Current liabilities  . . . . . . . . . . . . . . . . .                296,749                      367,074
   Long-term liabilities  . . . . . . . . . . . . . . . .                752,114                      709,515


                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1996

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

   The federal government recently increased the minimum wage. The Company does not anticipate that this new legislation will require a material increase in its wage rates, since a substantial portion of the Company's associates currently earn in excess of the new minimum wage levels; however, the Company believes there may be competitive pressures to increase the wage levels of associates earning above the new minimum wage. Although the full impact of the new minimum wage has not yet been determined, the effect on the Company's future operations is not expected to be material as the Company believes that a significant portion of such increase will be reimbursed through Medicare and Medicaid rate increases.

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

OPERATING RESULTS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

   Net income was $22,878,000 for the third quarter of 1996, as compared to net income of $24,778,000 for the same period in 1995. Income before provision for income taxes was $38,130,000 for the third quarter of 1996, as compared to $39,965,000 for the same period in 1995. The Company's estimated annual effective tax rate increased to 40% in 1996, compared to 38% in 1995, primarily as a result of amortization of nondeductible goodwill.

   Net operating revenues and operating and administrative costs decreased approximately $12,300,000 and $13,800,000, respectively, for the third quarter of 1996, as compared to the same period in 1995. These decreases consist of the following: decreases in net operating revenues and operating and administrative costs of approximately $40,400,000 and $32,500,000, respectively, due to the disposition of, or lease terminations on, 75 facilities in 1996 and 29 facilities in 1995; partially offset by increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the quarters ended September 30, 1996 and 1995 ("same facility operations") of approximately $20,700,000 and $12,200,000, respectively; and increases in net operating revenues and operating and administrative costs of approximately $7,400,000 and

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

$6,500,000, respectively, related to the acquisitions of pharmacy, hospice and outpatient therapy businesses during 1996 and the expanded operations of American Transitional Hospitals, Inc. ("ATH").

   The increase in net operating revenues for same facility operations for the third quarter of 1996, as compared to the same period in 1995, was due primarily to increases in room and board rates of approximately $29,200,000 and approximately $4,100,000 due to increases in pharmacy-related revenues. This increase in net operating revenues was partially offset by the following: approximately $5,700,000 due to a decrease in same facility occupancy to 87.7% for the third quarter of 1996, as compared to 88.7% for the same period in 1995; approximately $5,400,000 due to decreases in ancillary revenues primarily due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services; and approximately $1,500,000 due to various other items.

   The increase in operating and administrative costs for same facility operations for the third quarter of 1996, as compared to the same period in 1995, was due to the following: approximately $26,900,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified nursing, therapy and other personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $2,400,000 due to increases in nursing supplies and other variable costs; and approximately $5,100,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $22,200,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

   Interest expense increased approximately $1,800,000 as compared to the same period in 1995 primarily due to the exchange of Preferred Stock into 5 1/2% Convertible Subordinated Debentures in November 1995, partially offset by a reduction of approximately $52,800,000 of long-term obligations in conjunction with the disposition of certain facilities. Although depreciation and amortization expense increased only $1,400,000 as compared to the same period in 1995, it was affected by the following: approximately $2,800,000 increase primarily due to capital additions and improvements as well as certain pharmacy, hospice and outpatient therapy clinic acquisitions during 1996, partially offset by a decrease of approximately $1,400,000 related to the disposition of, or lease terminations on, certain facilities.

NINE MONTHS 1996 COMPARED TO NINE MONTHS 1995

   Net income was $53,569,000 for the nine months ended September 30, 1996, as compared to net income of $55,633,000 for the same period in 1995. Income before provision for income taxes was $89,282,000 for the nine months ended September 30, 1996, as compared to $89,731,000 for the same period in 1995.

   Net operating revenues and operating and administrative costs increased approximately $11,000,000 and $5,500,000, respectively, for the nine months ended September 30, 1996, as compared to the same period in 1995. These increases consist of the following: increases in net operating revenues and operating and administrative costs for facilities which the Company operated during each of the nine-month periods ended September 30, 1996 and 1995 ("same facility operations") of approximately $24,900,000 and $27,300,000, respectively; increases in net operating revenues and operating and administrative costs of approximately $94,400,000 and $77,400,000, respectively, related to the acquisition of Pharmacy Management Services, Inc. ("PMSI") in mid-1995, pharmacy, hospice and outpatient therapy clinic acquisitions during 1996 and the expanded operations of ATH; and decreases in net operating revenues and operating and administrative costs of approximately $108,300,000 and $99,200,000, respectively, due to the disposition of, or lease terminations on, 75 facilities in 1996 and 29 facilities in 1995.

   The increase in net operating revenues for same facility operations for the nine months ended September 30, 1996, as compared to the same period in 1995, was due to the following: approximately $74,300,000 due primarily to increases in room and board rates; and approximately $5,600,000 due to one additional calendar day for the nine months ended September 30, 1996, as compared to the same period in 1995. These increases in net operating revenues were partially offset by approximately $23,400,000 due to a decrease in same facility occupancy to 87.7% for the nine months ended September 30, 1996, as compared to 89.0% for the same period in 1995; approximately $18,200,000 due to decreases in ancillary revenues primarily due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services; approximately $2,700,000

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

due to decreases in pharmacy-related revenues primarily related to changes in pricing and service levels at Pharmacy Corporation of America; and approximately $10,700,000 due to various other items.

   The increase in operating and administrative costs for same facility operations for the nine months ended September 30, 1996, as compared to the same period in 1995, was due to the following: approximately $80,800,000 due to increased wages and related expenses (excluding pharmacy) principally due to the hiring of therapists on staff as opposed to contracting for their services, higher wages and greater benefits required to attract and retain qualified nursing, therapy and other personnel and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $6,700,000 due to increases in nursing supplies and other variable costs; and approximately $15,200,000 due to increases in pharmacy-related costs and various other items. These increases in operating and administrative costs were partially offset by approximately $75,400,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

     Interest expense increased approximately $5,700,000 as compared to the same period in 1995 primarily due to the exchange of Preferred Stock into 5 1/2% Convertible Subordinated Debentures in November 1995, write-off of unamortized deferred financing costs associated with certain debt that was repaid with the net cash proceeds from the issuance of Senior Notes (as discussed below), as well as the issuance and assumption of approximately $40,000,000 of long-term obligations in conjunction with certain acquisitions and the issuance of $25,000,000 of taxable revenue bonds during 1995, partially offset by a reduction of approximately $52,800,000 of long-term obligations in conjunction with the disposition of certain facilities. Although depreciation and amortization expense increased only $400,000 as compared to the same period in 1995, it was affected by the following: approximately $4,600,000 increase primarily due to the acquisition of PMSI in mid-1995, as well as pharmacy, hospice and outpatient therapy clinic acquisitions during 1996, partially offset by a decrease of approximately $4,200,000 related to the disposition of, or lease terminations on, certain facilities.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, the Company had approximately $48,900,000 in cash and cash equivalents and net working capital of approximately $246,600,000. The Company anticipates that approximately $23,900,000 of its existing cash at September 30, 1996, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $54,700,000 of unused commitments under its Revolver/Letter of Credit Facility as of September 30, 1996.

   Net cash provided by operating activities for the nine months ended September 30, 1996 was approximately $116,700,000. Net cash used for investing activities and net cash provided by financing activities were approximately $150,600,000 and $26,500,000, respectively, for the nine months ended September 30, 1996. The Company primarily used cash generated from operations to fund capital expenditures, construction and development costs totaling approximately $95,100,000. The Company received net cash proceeds of approximately $174,850,000 from the issuance of Senior Notes (as discussed below), approximately $16,600,000 from the issuance of certain other long-term obligations and approximately $23,000,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with cash generated from operations and cash on hand, were used to repay approximately $142,700,000 of long-term obligations, to fund acquisitions of approximately $78,900,000, to repurchase shares of Common Stock (as discussed below), and to repay Revolver borrowings.

   In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities under its 1994 Term Loan, approximately $28,000,000 to prepay certain scheduled maturities under its 1992 Term Loan, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants. In addition, the Company has amended certain of its other credit agreements during 1996 to change various restrictive covenants.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

   In May 1996, the Company filed a Registration Statement covering $200,000,000 of debt securities, shares of preferred stock, shares of Common Stock and warrants to purchase Common Stock which may be offered, separately or together, in separate series in amounts, at prices and on terms to be determined at the time of sale. The net proceeds from the offerings are anticipated to be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, repayments of indebtedness and acquisitions. As of September 30, 1996, no securities have been issued under such registration statement.

   In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. During June 1996, the Company repurchased approximately 900,000 shares of its Common Stock at a cost of approximately $10,900,000. The repurchases were financed primarily through proceeds from dispositions and borrowings under the Company's revolving credit facility.

   In July 1996, the Company entered into a term loan facility (the "GE Capital Facility"), whereby the Company may borrow up to $25,000,000 from time to time in separate series, in amounts and at interest rates based on the three-year U.S. Treasury Note rate plus 230 basis points at the date of funding. The GE Capital Facility requires monthly principal and interest payments and is secured by a security interest in certain lighting equipment of various nursing facilities. As of September 30, 1996, the Company had issued approximately $6,100,000 under the GE Capital Facility.

   In August 1996, the Company entered into a $10,500,000 promissory note (the "Note") which bears interest at the rate of 9.08% per annum. The Note is due in equal monthly installments of $107,000, including principal and interest, commencing in October 1996 with the remaining outstanding balance due in September 2003. The Note is secured by a mortgage interest in the real property and a security interest in the personal property of four nursing facilities.

   The Company has entered into a definitive agreement to sell its MedView Services business unit ( "MedView") to Value Health, Inc., for cash of approximately $87,500,000. MedView provides a full range of managed care services to the workers' compensation market and is the nation's largest workers' compensation-related Preferred Provider Organization with 120,000 member providers. It also offers case management and injury reporting and tracking services. The transaction, which is scheduled to close during the fourth quarter of 1996, is expected to generate net cash proceeds of approximately $70,000,000. The Company anticipates using such net cash proceeds to repay indebtedness, to repurchase Common Stock and/or to make selective acquisitions. The operations of MedView are immaterial to the Company's financial position and results of operations.

   The Company believes that its existing cash and cash equivalents, working capital from operations, net cash proceeds from the MedView transaction, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $39,200,000 (including scheduled sinking fund redemption requirements with respect to the Company's 7-5/8% convertible subordinated debentures, which may be funded in whole or in part from time to time through open market purchases of such debentures), to make normal recurring capital additions and improvements for the twelve months ending September 30, 1997 of approximately $170,000,000, to make selective acquisitions, including the purchase of previously leased facilities, and to meet working capital requirements.

   As of September 30, 1996, the Company had total indebtedness of approximately $1,124,400,000 (excluding $64,000,000 of Revolver borrowings) and total stockholders' equity of approximately $866,700,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                               SEPTEMBER 30, 1996

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

ITEM 6(a).  EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.1      Eighteenth Amendment dated as of September 30, 1996 to the LTCB Credit Agreement
10.2      Eleventh Amendment dated as of September 30, 1996 to the Nippon Credit Agreement
10.3      Fifth Amendment dated as of September 30, 1996 to the Morgan Credit Agreement
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the nine months ended September 30, 1996


ITEM 6(b). REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BEVERLY ENTERPRISES, INC.
                                           Registrant




Dated:  November 14, 1996                  By: /s/ SCOTT M. TABAKIN
                                              ----------------------------
                                                   Scott M. Tabakin
                                             Executive Vice President and
                                                 Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.1      Eighteenth Amendment dated as of September 30, 1996 to the LTCB Credit Agreement
10.2      Eleventh Amendment dated as of September 30, 1996 to the Nippon Credit Agreement
10.3      Fifth Amendment dated as of September 30, 1996 to the Morgan Credit Agreement
11.1      Computation of Net Income Per Share
27.1      Financial Data Schedule for the nine months ended September 30, 1996
