Form 10-K
period 1996-12-31
BEVERLY ENTERPRISES INC /DE/
filed 1997-03-28
CIK 812305

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
           OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                  ON WHICH REGISTERED
                 -------------------                 ---------------------
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

     INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] No [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF REGISTRANT WAS $1,404,540,511 AS OF FEBRUARY 28, 1997.

                                   99,139,700
  (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, NET OF TREASURY SHARES, AS OF
                               FEBRUARY 28, 1997)

     PART III IS INCORPORATED BY REFERENCE FROM THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 29, 1997.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries.

     The business of the Company consists principally of providing long-term healthcare, including the operation of nursing facilities, acute long-term transitional hospitals, institutional and mail service pharmacies, rehabilitation therapy services, outpatient therapy clinics, assisted living centers, hospices and home health care centers.

     The Company is the largest operator of nursing facilities in the United States. At January 31, 1997, the Company operated 632 nursing facilities with 71,245 licensed beds. The facilities are located in 32 states and the District of Columbia, and range in capacity from 20 to 355 beds. At January 31, 1997, the Company also operated 65 institutional and mail service pharmacies, 33 assisted living centers containing 892 units, 11 transitional hospitals containing 578 beds, 32 outpatient therapy clinics, 19 hospices and six home health care centers. The Company's facilities had average occupancy of 87.4%, 88.1% and 88.5% during the years ended December 31, 1996, 1995 and 1994, respectively. See "Item 2. Properties."

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

OPERATIONS

     The Company is organized into four operating units, which support the Company's delivery of vertically integrated services to the long-term healthcare market: (i) Beverly Health and Rehabilitation Services, Inc. ("BHRS") and its subsidiaries provide long-term and subacute care through the operation of nursing facilities, assisted living centers and hospices; (ii) Spectra Rehab Alliance, Inc. ("Spectra") and its subsidiaries operate outpatient therapy clinics and manage the Company's rehabilitation services business; (iii) American Transitional Hospitals, Inc. ("ATH") and its subsidiaries operate the Company's transitional hospitals; and (iv) Pharmacy Corporation of America ("PCA") and its subsidiaries operate the Company's institutional and mail service pharmacy businesses. Each operating unit is headed by a President who is also a senior officer of the Company and reports directly to the President of the Company. Each of the four operating units also has a separate Board of Directors consisting of four senior executives of the Company and the President of the unit.

     Long-Term Care. The Company's nursing facilities provide residents with routine long-term care services, including daily dietary, social and recreational services and a full range of pharmacy services and medical supplies. The Company's highly skilled staff also offers complex and intensive medical services to patients with higher acuity disorders outside the traditional acute care hospital setting.

     Rehabilitation Therapies. The Company has developed and expanded its healthcare expertise in rehabilitation and provides skilled rehabilitation (occupational, physical, speech and respiratory) therapies in substantially all of its nursing facilities. Through Spectra, the Company offers industrial rehabilitation, outpatient therapy clinics, acute hospital therapy contracts and management/consulting rehabilitation programs within the Company's network of facilities and to other healthcare providers.

     Transitional Care. The Company operates transitional hospitals which address the needs of patients requiring intense therapy regimens, but not necessarily the breadth of services provided within traditional acute care hospitals. The typical ATH patient requires an average of six hours of nursing care per day for 30 to 45 days.

     Pharmacy Services. PCA is one of the nation's largest institutional pharmacies delivering drugs and related products and services, infusion therapy and other healthcare products (enteral and urological) to nursing facilities, acute care and transitional care hospitals, home care providers, psychiatric facilities, correctional facilities, assisted living centers, retirement homes and their patients. PCA also provides consultant pharmacist services, which include evaluations of patient drug therapy, and drug handling, distribution and administration within a nursing facility as well as assistance with state and federal regulatory compliance. PCA's mail service pharmacy delivers drugs and medical equipment to workers' compensation payors, claimants and employers.

     Other Services. The Company offers other healthcare related services to payors and patients, including assisted living and home health care services, and information and referral systems that link payors and employees to long-term care providers.

     The Company has a Quality Management ("QM") program to help ensure that high quality care is provided in each of its nursing, transitional and outpatient facilities. The Company's QM program has been a key factor in helping the Company to exceed the industry's nationwide average compliance statistics, as determined by the Health Care Financing Administration of the Department of Health and Human Services ("HCFA"). The Company's nationwide QM network of healthcare professionals includes physician Medical Directors, registered nurses, dieticians, social workers and other specialists who work in conjunction with regional and facility based QM professionals. Facility based QM is structured through the Company's Quality Assessment and Assurance committee. With a philosophy of quality improvement, Company-wide clinical indicators are utilized as a database to set goals and monitor thresholds in critical areas directly related to the delivery of healthcare related services. These internal evaluations are used by local quality improvement teams, which include QM advisors, to identify and correct possible problems. The Senior Vice President of QM reports directly to the President of the Company and the QM Committee of the Company's Board of Directors.

GOVERNMENTAL REGULATION AND REIMBURSEMENT

     The Company's nursing facilities are subject to compliance with various federal, state and local healthcare statutes and regulations. Compliance with state licensing requirements imposed upon all healthcare facilities is a prerequisite for the operation of the facilities and for participation in government-sponsored healthcare funding programs, such as Medicaid and Medicare. Medicaid is a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government. Medicare is a health insurance program for the aged and certain other chronically disabled individuals, operated by the federal government. Changes in the reimbursement policies of such funding programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions could have a material adverse effect on the Company's financial position, results of operations and cash flows.

     The Company receives payments for services rendered to patients from (a) each of the states in which its nursing facilities are located under the Medicaid program; (b) the federal government under the Medicare program; and (c) private payors, including commercial insurers and managed care payors, and Veterans Administration ("VA"). The following table sets forth: (i) patient days derived from the indicated sources of payment as a percentage of total patient days, (ii) room and board revenues derived from the indicated sources of payment as a percentage of net operating revenues, and (iii) ancillary and other revenues derived from all sources of payment as a percentage of net operating revenues, for the periods indicated:

                                          MEDICAID              MEDICARE           PRIVATE AND VA
                                     -------------------   -------------------   -------------------
                                               ROOM AND              ROOM AND              ROOM AND
                                     PATIENT     BOARD     PATIENT     BOARD     PATIENT     BOARD     ANCILLARY AND
                                      DAYS     REVENUES     DAYS     REVENUES     DAYS     REVENUES    OTHER REVENUES
                                     -------   --------    -------   --------    -------   --------    --------------
Year ended:
  December 31, 1996................    69%        42%        12%        12%        19%        14%            32%
  December 31, 1995................    68%        43%        12%        11%        20%        15%            31%
  December 31, 1994................    68%        47%        12%        11%        20%        16%            26%

     Consistent with the long-term care industry in general, changes in the mix of the Company's patient population among the Medicaid, Medicare and private categories can significantly affect the revenue and profitability of the Company's operations. Although the level of cost reimbursement for Medicare patients typically generates the highest revenue per patient day, profitability is not proportionally increased due to the additional costs associated with the required higher level of nursing care and other services for such patients. In most states, private patients are the most profitable, and Medicaid patients are the least profitable.

     The Company has experienced significant growth in ancillary revenues over the past several years. Ancillary revenues are derived from providing services to residents beyond room, board and custodial care and include occupational, physical, speech, respiratory and intravenous ("IV") therapy, as well as sales of pharmaceuticals and other services. Such services are currently provided primarily to Medicare and private pay patients, consistent with the trend in healthcare of providing a broader range of services in a lower cost setting, such as the Company's nursing facilities. The Company is pursuing further growth of ancillary revenues, through acquisitions as well as internal expansion of specialty services such as rehabilitation and sales of pharmaceuticals. Due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services, and the corresponding reduction in costs, the overall rate of growth in ancillary revenues has been adversely impacted.

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

     Arkansas, California, Louisiana and Texas provide for reimbursement at a flat daily rate, as determined by the responsible state agency. In all other states with a Medicaid program in which the Company operated in 1996, payments are based upon facility-specific cost reimbursement formulas established by the applicable state. The Medicaid and Medicare programs each contain specific requirements which must be adhered to by healthcare facilities in order to qualify under the programs.

     Governmental funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially increase or decrease program reimbursement to healthcare facilities. Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both federal and state governments. Although no comprehensive healthcare, Medicare or Medicaid reform legislation has yet been implemented, pressures to contain costs and the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the healthcare delivery system. Many states are experimenting with alternatives to traditional Medicaid delivery systems through federal waiver programs, and efforts to provide these services more efficiently will continue to be a priority. In August 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 which, among other things, provides favorable changes in the tax treatment of long-term care insurance and allows inclusion of long-term care insurance in medical savings accounts. Although the Company believes this legislation will have a favorable impact on the long-term care industry, the full effect is not readily determinable. There can be no assurances made as to the ultimate impact of this, or future healthcare reform legislation, on the Company's financial position, results of operations or cash flows. However, future healthcare reform legislation and regulatory changes may negatively impact the Company.

     In addition to the requirements to be met by the Company's facilities for annual licensure renewal, the Company's healthcare facilities are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their operator's licenses and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities and the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of medical care. Such requirements are subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

     HCFA adopted survey, certification and enforcement procedures by regulations effective July 1, 1995 to implement the Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA 1987") governing survey, certification and enforcement of the requirements for contract participation by skilled nursing facilities under Medicare and nursing facilities under Medicaid. Among the provisions that HCFA has adopted are requirements that (i) surveys focus on residents' outcomes; (ii) all deviations from the participation requirements will be considered deficiencies, but that all deficiencies will not constitute noncompliance; and (iii) certain types of deficiencies must result in the imposition of a sanction. The regulations also identify alternative remedies and specify the categories of deficiencies for which they will be applied. These remedies include: temporary management; denial of payment for new admissions; denial of payment for all residents; civil money penalties of $50 to $10,000 per day of violation; closure of facility and/or transfer of residents in emergencies; directed plans of correction; and directed inservice training. The regulations also specify under what circumstances alternative enforcement remedies or termination, or both, will be imposed on facilities which are not in compliance with the participation requirements. The Company has undertaken an analysis of the procedures in respect of its programs and facilities covered by the final HCFA regulations. While the Company is unable to predict with total accuracy the degree to which its programs and facilities will be determined to be in compliance with regulations, compliance data for the past year is available. Results of HCFA surveys for the past year determined that approximately 96% of the Company's facilities were in compliance with the HCFA criteria. HCFA reports have determined that of the non-Company facilities surveyed nationally, approximately 95% of such facilities were determined to be in compliance with such HCFA criteria. Although the Company could be adversely affected if a substantial portion of its programs or facilities were eventually determined not to be in compliance with the HCFA regulations, the Company believes its programs and facilities generally exceed industry standards.

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

     The Medicaid and Medicare programs provide criminal penalties for entities that knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business that is reimbursed under these programs. The illegal remuneration provisions of the Social Security Act, also known as the "anti-kickback" statute, prohibit the payment or receipt of remuneration intended to induce the purchasing, leasing, ordering or arranging for any good, facility, service or item paid by Medicaid or Medicare programs. The violation of the illegal remuneration provisions is a felony and can result in the imposition of fines of up to $25,000 per occurrence. In addition, certain states in which the Company's facilities are located have enacted statutes which prohibit the payment of kickbacks, bribes and rebates for the referral of patients. The Medicare program has published certain "Safe Harbor" regulations which describe various criteria and guidelines for transactions which are deemed to be in compliance with the anti-remuneration provisions. Although the Company has contractual arrangements with some healthcare providers, management believes it is in compliance with the anti-kickback statute and other provisions of the Social Security Act and with the applicable state statutes. However, there can be no assurance that government officials responsible for enforcing these statutes will not assert that the Company or certain transactions in which it is involved are in violation of these statutes. The Social Security Act also imposes criminal and civil penalties for making false claims to the Medicaid and Medicare programs for services not rendered or for misrepresenting actual services rendered in order to obtain higher reimbursement.

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

     While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that healthcare providers may bring suit in federal court to enforce the Medicaid Act requirement that the states reimburse nursing facilities at rates which are reasonable and adequate. Nursing facility operators, such as the Company, have utilized and should continue to be able to utilize the federal courts to require states to comply with their legal obligation to adequately fund Medicaid programs. However, certain of the legislative proposals discussed above contain provisions which would repeal the provisions of the Medicaid Act which require states to pay reasonable and adequate rates and which would also eliminate the right to judicial review of certain aspects of the reimbursement systems of state Medicaid programs; therefore, there can be no assurance that nursing facility operators will be able to utilize federal courts for such purposes in the future.

COMPETITION

     The long-term care industry is highly competitive. The Company's competitive position varies from facility to facility, from community to community and from state to state. Some of the significant competitive factors for the placing of patients in a nursing facility include quality of care, reputation, physical appearance of facilities, services offered, family preferences, location, physician services and price. The Company's operations compete with services provided by nursing facilities, acute care hospitals, subacute facilities, transitional hospitals, rehabilitation facilities, institutional and mail service pharmacies, hospices and home health care centers. The Company also competes with a number of tax-exempt nonprofit organizations which can finance acquisitions and capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Company. There can be no assurance that the Company will not encounter increased competition which could adversely affect its business, results of operations or financial condition.

EMPLOYEES

     At December 31, 1996, the Company had approximately 81,000 employees. The Company is subject to both federal minimum wage and applicable federal and state wage and hour laws and maintains various employee benefit plans.

     The federal government recently increased the minimum wage. This new legislation is being rolled out in two phases. The initial increase took effect October 1, 1996, and the final increase is scheduled to take effect September 1, 1997. This new legislation did not result in a material increase in the Company's wage rates in 1996, and the Company does not anticipate a material impact on its wage rates in 1997, since a substantial portion of the Company's associates earn in excess of the new minimum wage levels; however, the Company believes there may continue to be competitive pressures to increase the wage levels of associates earning above the new minimum wage. The effect of the new minimum wage on the Company's future operations is not expected to be material as the Company believes that a significant portion of such increase will be reimbursed through Medicare and Medicaid rate increases.

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

     In the past, the healthcare industry, including the Company's long-term care facilities, has experienced a shortage of nurses to staff healthcare operations, and, more recently, the healthcare industry has experienced a shortage of therapists. The Company is not currently experiencing a nursing or therapist shortage, but it competes with other healthcare providers for nursing and therapist personnel and may compete with other service industries for persons serving the Company in other capacities, such as nurses' aides. A nursing, therapist or nurse's aide shortage could force the Company to pay even higher salaries and make greater use of higher cost temporary personnel. A lack of qualified personnel might also require the Company to reduce its census or admit patients requiring a lower level of care, both of which could adversely affect operating results.

     Approximately 100 of the Company's facilities are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. The Company, being one of the largest employers within the long-term healthcare industry, has been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never experienced any material work stoppages and believes that its relations with its employees (and the existing unions that represent certain of them) are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

     Excessive litigation is a tactic common to "corporate campaigns" and one that is being employed against the Company. There have been several proceedings against facilities operated by the Company before the National Labor Relations Board ("NLRB"). These proceedings consolidate individual cases from separate facilities and are currently pending before the NLRB. The Company is vigorously defending these proceedings and believes that many of the cases are without merit.

ITEM 2. PROPERTIES.

     At January 31, 1997, the Company operated 632 nursing facilities, 33 assisted living centers, 11 transitional hospitals, 65 pharmacies, 32 outpatient therapy clinics, 19 hospices and six home health care centers in 35 states and the District of Columbia. Most of the Company's 216 leased nursing facilities are subject to "net" leases which require the Company to pay all taxes, insurance and maintenance costs. Most of the Company's leases have original terms from ten to fifteen years and contain at least one renewal option, which could extend the original term of the leases by five to fifteen years. Many of the Company's leases also contain purchase options. The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. Certain of the nursing facilities and assisted living centers owned by the Company are included in the collateral securing the obligations under its various debt agreements. See "Part II, Item
8 -- Note 4 of Notes to Consolidated Financial Statements."

     The following is a summary of the Company's nationwide network of nursing facilities, assisted living centers, transitional hospitals, pharmacies, outpatient therapy clinics and hospices at January 31, 1997:

                                                                                              OUTPATIENT
                             NURSING           ASSISTED        TRANSITIONAL                    THERAPY
                           FACILITIES       LIVING CENTERS       HOSPITALS       PHARMACIES    CLINICS     HOSPICES
                        -----------------   --------------   -----------------   ----------   ----------   --------
                                  TOTAL                                TOTAL
                                 LICENSED            TOTAL            LICENSED
       LOCATION         NUMBER     BEDS     NUMBER   UNITS   NUMBER     BEDS       NUMBER       NUMBER      NUMBER
       --------         ------   --------   ------   -----   ------   --------   ----------   ----------   --------
Alabama...............    21       2,663       1       24      --        --           2           --          --
Arizona...............     3         480      --       --       2        78           1           --          --
Arkansas..............    33       4,083       3       48      --        --           1           --           1
California............    71       7,406       2      113      --        --           7           --           5
Colorado..............    --          --      --       --      --        --           1           --          --
Connecticut...........     3         435      --       --      --        --           2           --          --
District of
  Columbia............     1         355      --       --      --        --          --           --          --
Florida...............    64       7,948       5      290      --        --           8           --          --
Georgia...............    17       2,100       3       48      --        --           3           16           1
Hawaii................     2         396      --       --      --        --           9           --          --
Illinois..............     3         275      --       --      --        --          --           --          --
Indiana...............    26       3,817       1       16       1        40           1           --           1
Kansas................    33       2,146       3       39      --        --           2           --          --
Kentucky..............     8       1,047      --       --      --        --           1           --          --
Louisiana.............     1         200      --       --      --        --          --           --          --
Maryland..............     4         585       1       16      --        --           1           --          --
Massachusetts.........    24       2,402      --       --      --        --           2           --          --
Michigan..............     2         206      --       --      --        --          --           --          --
Minnesota.............    36       3,230       2       28      --        --           1           --           1
Mississippi...........    21       2,456      --       --      --        --           1           --          --
Missouri..............    28       2,918       3      101      --        --           2           --           1
Nebraska..............    24       2,209       1       16      --        --           1           --           2
New Jersey............     1         120      --       --      --        --          --           --          --
North Carolina........    12       1,508       1       16      --        --           2           --          --
Ohio..................    12       1,435      --       --       1        44           1            3          --
Oklahoma..............    --          --      --       --       2        64          --           --          --
Pennsylvania..........    42       4,912       3       48      --        --           2           --           3
Rhode Island..........    --          --      --       --      --        --           1           --          --
South Carolina........     3         302      --       --      --        --          --           --          --
South Dakota..........    17       1,236      --       --      --        --           1           --          --
Tennessee.............     7         948       2       57       1        35           1           --          --
Texas (A).............    49       6,061      --       --       4       317           7           13           3
Virginia..............    17       2,355       2       32      --        --          --           --          --
Washington............    11       1,091      --       --      --        --           2           --          --
West Virginia.........     3         310      --       --      --        --          --           --          --
Wisconsin.............    33       3,610      --       --      --        --           2           --           1
                         ---      ------     ---      ---     ---       ---         ---           --         ---
                         632      71,245      33      892      11       578          65           32          19
                         ===      ======     ===      ===     ===       ===         ===           ==         ===
CLASSIFICATION
Owned.................   415      46,139      29      700       1       198          --           --          --
Leased................   216      25,031       4      192      10       380          65           32          19
Managed...............     1          75      --       --      --        --          --           --          --
                         ---      ------     ---      ---     ---       ---         ---           --         ---
                         632      71,245      33      892      11       578          65           32          19
                         ===      ======     ===      ===     ===       ===         ===           ==         ===

---------------

(A) See "Part II, Item 8 -- Note 2 of Notes to Consolidated Financial Statements" for discussion regarding pending disposition of such nursing facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS AND DIRECTORS

     The table below sets forth, as to each executive officer and director of the Company, such person's name, positions with the Company and age. Each executive officer and director of the Company holds office until a successor is elected, or until the earliest of death, resignation or removal. Each executive officer is elected or appointed by the Board of Directors. The information below is given as of March 18, 1997.

                  NAME                                           POSITION                          AGE
                  ----                                           --------                          ---
David R. Banks(1)........................  Chairman of the Board, Chief Executive Officer and
                                             Director                                              60
Boyd W. Hendrickson(1)...................  President, Chief Operating Officer and Director         52
William A. Mathies.......................  Executive Vice President and President of BHRS          37
T. Jerald Moore..........................  Executive Vice President and President of ATH           56
Robert W. Pommerville....................  Executive Vice President, General Counsel and
                                             Secretary                                             56
C. Arnold Renschler, M.D. ...............  Executive Vice President and President of PCA           55
Bobby W. Stephens........................  Executive Vice President -- Asset Management            52
Scott M. Tabakin.........................  Executive Vice President and Chief Financial Officer    38
Mark D. Wortley..........................  Executive Vice President and President of Spectra       41
Pamela H. Daniels........................  Vice President, Controller and Chief Accounting
                                             Officer                                               33
Beryl F. Anthony, Jr.(2)(3)(5)...........  Director                                                59
James R. Greene(2)(4)....................  Director                                                75
Edith E. Holiday(3)(4)(5)................  Director                                                45
Jon E. M. Jacoby(1)(2)...................  Director                                                58
Risa J. Lavizzo-Mourey, M.D.(2)(4).......  Director                                                42
Louis W. Menk(3)(4)(5)...................  Director                                                78
Marilyn R. Seymann(1)(4)(5)..............  Director                                                54

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

     Mr. Moore joined the Company as Executive Vice President in December 1992 and was elected President of ATH in June 1996. Mr. Moore was employed at Aetna Life and Casualty from 1963 to 1992 and was elected Senior Vice President in 1990.

     Mr. Pommerville first joined the Company in 1970 and left in 1976. He rejoined the Company as Vice President and General Counsel in 1984 and was elected Secretary in February 1990, Senior Vice President in March 1990 and Executive Vice President and Acting Compliance Officer in February 1995.

     Mr. Renschler joined the Company in 1996 as Executive Vice President and President of PCA. From 1990 to 1996, Mr. Renschler was Senior Vice President and Chief Clinical Officer, as well as President of three operating divisions of NovaCare, Inc. and a member of its board of directors. Prior to that time, he held a series of key executive positions at Manor Healthcare Corp., including President and Chief Operating Officer.

     Mr. Stephens joined the Company as a staff accountant in 1969. He was elected Assistant Vice President in 1978, Vice President of the Company and President of the Company's Central Division in 1980, and Executive Vice President in February 1990. Mr. Stephens is a director of City National Bank in Fort Smith, Arkansas, Beverly Japan Corporation, and Harbortown Properties, Inc.

     Mr. Tabakin joined the Company in October 1992 as Vice President, Controller and Chief Accounting Officer. He was elected Senior Vice President in May 1995, Acting Chief Financial Officer in September 1995, and Executive Vice President and Chief Financial Officer in October 1996. From 1980 to 1992, Mr. Tabakin was with Ernst & Young LLP.

     Mr. Wortley joined the Company as Senior Vice President and President of Spectra in September 1994 and was elected Executive Vice President in February 1996. From 1988 to 1994, Mr. Wortley was an officer of Therapy Management Innovations.

     Ms. Daniels joined the Company in May 1988 as Audit Coordinator. She was promoted to Financial Reporting Senior Manager in 1991 and Director of Financial Reporting in 1992. She was elected Vice President, Controller and Chief Accounting Officer in October 1996. From 1985 to 1988, Ms. Daniels was with Price Waterhouse LLP.

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

     Ms. Holiday is an attorney. She served as White House Liaison for the Cabinet and all federal agencies during the Bush administration. Prior to that, Ms. Holiday served as General Counsel of the U.S. Treasury Department, as well as its Assistant Secretary of Treasury for Public Affairs and Public Liaison. She is a director of Amerada Hess Corporation, Hercules Incorporated and H.J. Heinz Company and a director or trustee of various investment companies in the Franklin Templeton Group of Funds. She has been a director of the Company since March 1995.

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

     During 1996, there were nine meetings of the Board of Directors. Each director attended 75% or more of the meetings of the Board and committees on which he or she served.

     In 1996, directors, other than Mr. Banks and Mr. Hendrickson, received a retainer fee of $23,750 for serving on the Board and an additional fee of $1,000 for each Board or committee meeting attended. Mr. Banks, the Company's current Chairman of the Board and Chief Executive Officer, and Mr. Hendrickson, the Company's current President and Chief Operating Officer, received no additional cash compensation for serving on the Board or its committees.

     During 1993, the Retirement Plan for Outside Directors was approved and implemented whereby, upon retirement, as defined, each director is eligible to continue receiving annually, for a number of years equal to the years of service on the Board up to a maximum of ten years, the retainer fee on the date of retirement, with no survivor benefits. These benefits are paid on a monthly basis beginning on the date of retirement. The Company paid $18,000 under such plan during each of the years ended December 31, 1996, 1995 and 1994.

     During 1994, the Company's Nonemployee Directors' Stock Option Plan (the "Nonemployee Directors' Plan") was approved. Such plan became effective June 1, 1994 and will remain in effect until May 31, 2004, subject to earlier termination by the Board of Directors. There are 200,000 shares of the Company's $.10 par value common stock ("Common Stock") authorized for issuance, subject to certain adjustments, under the Nonemployee Directors' Plan. The Nonemployee Directors' Plan provides that 2,500 nonqualified stock options be granted to each nonemployee director on June 1 of each year until the plan is terminated, subject to the availability of shares. Such grants were made in 1994, 1995 and 1996 to each of the nonemployee directors. Such nonqualified stock options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire ten years after date of grant.

EMPLOYEE STOCK PURCHASE PLAN

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charge to the Company's statement of operations for the year ended December 31, 1996 related to this plan was approximately $2,258,000. At December 31, 1996, there were approximately 4,700 participants in the plan.

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

                                                                 PRICES
                                                              ------------
                                                              HIGH    LOW
                                                              ----    ----
1995
  First Quarter.............................................  $14 3/4 $ 121/2
  Second Quarter............................................   16 1/8   107/8
  Third Quarter.............................................   14 3/8   117/8
  Fourth Quarter............................................   14 1/2    9
1996
  First Quarter.............................................  $12 3/8 $ 101/8
  Second Quarter............................................   12 5/8   11
  Third Quarter.............................................   12 1/8    91/4
  Fourth Quarter............................................   13 3/4   105/8
1997
  First Quarter (through March 18)..........................  $16 1/8 $ 121/4

     The Company is subject to certain restrictions under its long-term debt agreements related to the payment of cash dividends on its Common Stock. During 1996 and 1995, no cash dividends were paid on the Company's Common Stock and no future dividends are currently planned.

     At March 18, 1997, there were 7,123 record holders of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table of selected financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------
                                                   1996           1995           1994           1993           1992
                                                -----------    -----------    -----------    -----------    -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net operating revenues........................  $ 3,267,189    $ 3,228,553    $ 2,969,239    $ 2,884,451    $ 2,607,756
Interest income...............................       13,839         14,228         14,578         15,269         14,502
                                                -----------    -----------    -----------    -----------    -----------
    Total revenues............................    3,281,028      3,242,781      2,983,817      2,899,720      2,622,258
Costs and expenses:
  Operating and administrative:
    Wages and related.........................    1,819,500      1,736,151      1,600,580      1,593,410      1,486,191
    Other.....................................    1,139,442      1,224,681      1,114,916      1,069,536        921,750
  Interest....................................       91,111         84,245         64,792         66,196         70,943
  Depreciation and amortization...............      105,468        103,581         88,734         82,938         80,226
  Impairment of long-lived assets:
    Adoption of SFAS No. 121..................           --         68,130             --             --             --
    Development and other costs...............           --         32,147             --             --             --
  Restructuring costs.........................           --             --             --             --         57,000
                                                -----------    -----------    -----------    -----------    -----------
    Total costs and expenses..................    3,155,521      3,248,935      2,869,022      2,812,080      2,616,110
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) before provision for income
  taxes, extraordinary charge and cumulative
  effect of change in accounting for income
  taxes.......................................      125,507         (6,154)       114,795         87,640          6,148
Provision for income taxes....................       73,481          1,969         37,882         29,684          4,203
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary charge and
  cumulative effect of change in accounting
  for income taxes............................       52,026         (8,123)        76,913         57,956          1,945
Extraordinary charge, net of income taxes of
  $1,099 in 1996, $1,188 in 1994, $1,155 in
  1993 and $5,415 in 1992.....................       (1,726)            --         (2,412)        (2,345)        (8,835)
Cumulative effect of change in accounting for
  income taxes................................           --             --             --             --         (5,454)
                                                -----------    -----------    -----------    -----------    -----------
Net income (loss).............................  $    50,300    $    (8,123)   $    74,501    $    55,611    $   (12,344)
                                                ===========    ===========    ===========    ===========    ===========
Net income (loss) applicable to common
  shares......................................  $    50,300    $   (14,998)   $    66,251    $    31,173    $   (13,344)
                                                ===========    ===========    ===========    ===========    ===========
Income (loss) per share of common stock:
  Before redemption premium on preferred
    stock, extraordinary charge and cumulative
    effect of change in accounting for income
    taxes.....................................  $       .52    $      (.16)   $       .79    $       .66    $       .01
  Redemption premium on preferred stock.......           --             --             --           (.25)            --
                                                -----------    -----------    -----------    -----------    -----------
  Before extraordinary charge and cumulative
    effect of change in accounting for income
    taxes.....................................          .52           (.16)           .79            .41            .01
  Extraordinary charge........................         (.02)            --           (.03)          (.03)          (.11)
  Cumulative effect of change in accounting
    for income taxes..........................           --             --             --             --           (.07)
                                                -----------    -----------    -----------    -----------    -----------
  Net income (loss)...........................  $       .50    $      (.16)   $       .76    $       .38    $      (.17)
                                                ===========    ===========    ===========    ===========    ===========
Shares used to compute per share amounts......   99,646,000     92,233,000     87,087,000     81,207,000     77,685,000
CONSOLIDATED BALANCE SHEET DATA:
Total assets..................................  $ 2,525,082    $ 2,506,461    $ 2,322,578    $ 2,000,804    $ 1,859,361
Current portion of long-term obligations......  $    38,826    $    84,639    $    60,199    $    43,125    $    30,466
Long-term obligations, excluding current
  portion.....................................  $ 1,106,256    $ 1,066,909    $   918,018    $   706,917    $   712,896
Stockholders' equity..........................  $   861,095    $   820,333    $   827,244    $   742,862    $   593,505
OTHER DATA:
Patient days..................................   23,670,000     25,297,000     26,766,000     29,041,000     29,341,000
Average occupancy percentage..................         87.4%          88.1%          88.5%          88.5%          88.4%
Number of nursing home beds...................       71,204         75,669         78,058         85,001         89,298

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both federal and state governments. Although no comprehensive healthcare, Medicare or Medicaid reform legislation has yet been implemented, pressures to contain costs and the active discussion and issues raised by the Clinton Administration, Congress and various other groups have impacted the healthcare delivery system. Many states are experimenting with alternatives to traditional Medicaid delivery systems through federal waiver programs, and efforts to provide these services more efficiently will continue to be a priority. In August 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 which, among other things, provides favorable changes in the tax treatment of long-term care insurance and allows inclusion of long-term care insurance in medical savings accounts. Although the Company believes this legislation will have a favorable impact on the long-term care industry, the full effect is not readily determinable. There can be no assurances made as to the ultimate impact of this, or future healthcare reform legislation, on the Company's financial position, results of operations or cash flows. However, future healthcare reform legislation and regulatory changes may negatively impact the Company.

     The federal government recently increased the minimum wage. This new legislation is being rolled out in two phases. The initial increase took effect October 1, 1996, and the final increase is scheduled to take effect September 1, 1997. This new legislation did not result in a material increase in the Company's wage rates in 1996, and the Company does not anticipate a material impact on its wage rates in 1997, since a substantial portion of the Company's associates earn in excess of the new minimum wage levels; however, the Company believes there may continue to be competitive pressures to increase the wage levels of associates earning above the new minimum wage. The effect of the new minimum wage on the Company's future operations is not expected to be material as the Company believes that a significant portion of such increase will be reimbursed through Medicare and Medicaid rate increases.

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

OPERATING RESULTS

1996 Compared to 1995

     Net income was $50,300,000 for the year ended December 31, 1996, as compared to a net loss of $8,123,000 for the same period in 1995. Net income for 1996 included a $1,726,000 extraordinary charge, net of income taxes, related to the write-off of unamortized deferred financing costs related to certain refinanced debt. Net loss for 1995 included a pre-tax charge of $100,277,000 for impaired long-lived assets related primarily to the adoption of SFAS No. 121 (as defined below) and the write-off of software and business development costs, as well as a charge of $4,000,000 related to an overhead and staff reduction program implemented during the fourth quarter of 1995.

     The Company had an annual effective tax rate of 59% for the year ended December 31, 1996, compared to a negative annual effective tax rate of 32% for the same period in 1995. The annual effective tax rate in 1996 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill associated with the sale of the Company's MedView Services unit ("MedView"). In addition, the annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No.
121. At December 31, 1996, the Company had general business tax credit carryforwards of $12,236,000 for income tax purposes which expire in years 2005 through 2011. For financial reporting purposes, the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods.

     Net operating revenues increased approximately $38,600,000 for the year ended December 31, 1996, as compared to the same period in 1995. This increase consists of the following: increases of approximately $62,300,000 for facilities which the Company operated during each of the years ended December 31, 1996 and 1995 ("same facility operations"); increases of approximately $91,700,000 related to the acquisition of Pharmacy Management Services, Inc. ("PMSI") in mid-1995, acquisitions of eight nursing facilities, and certain pharmacy, hospice and outpatient therapy businesses during 1996 and the expanded operations of American Transitional Hospitals, Inc. ("ATH"); partially offset by decreases of approximately $115,400,000 due to the disposition of, or lease terminations on, 83 nursing facilities and MedView in 1996 and 29 nursing facilities in 1995. Operating and administrative costs decreased approximately $1,900,000 for the year ended December 31, 1996, as compared to the same period in 1995. This decrease consists of the following: decreases of approximately $114,200,000 due to the disposition of, or lease terminations on, 83 nursing facilities and MedView in 1996 and 29 nursing facilities in 1995; offset by increases of approximately $39,000,000 for same facility operations and increases of approximately $73,300,000 related to the acquisition of PMSI in mid-1995, acquisitions of eight nursing facilities, and certain pharmacy, hospice and outpatient therapy businesses during 1996 and the expanded operations of ATH.

     The increase in net operating revenues for same facility operations for the year ended December 31, 1996, as compared to the same period in 1995, was due to the following: approximately $110,500,000 due primarily to increases in room and board rates; and approximately $5,600,000 due to one additional calendar day for the year ended December 31, 1996, as compared to the same period in 1995. These increases in net operating revenues were partially offset by approximately $28,500,000 due to a decrease in same facility occupancy to 87.7% for the year ended December 31, 1996, as compared to 88.9% for the same period in 1995; approximately $19,700,000 due to decreases in ancillary revenues primarily due to the Company's continuing efforts to bring therapists on staff as opposed to contracting for their services; and approximately $5,600,000 due to various other items.

     The increase in operating and administrative costs for same facility operations for the year ended December 31, 1996, as compared to the same period in 1995, was due to the following: approximately $109,000,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $8,300,000 due to increases in nursing supplies and other variable costs; and approximately $19,100,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $93,400,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services; and approximately $4,000,000 due to an overhead and staff reduction program implemented during the fourth quarter of 1995.

     Interest expense increased approximately $6,900,000 as compared to the same period in 1995 primarily due to the exchange of Preferred Stock into 5 1/2% Convertible Subordinated Debentures in November 1995, the issuance and assumption of approximately $40,000,000 of long-term obligations in conjunction with certain acquisitions and the issuance of $25,000,000 of taxable revenue bonds during 1995, partially offset by a reduction of approximately $52,800,000 of long-term obligations in conjunction with the disposition of certain facilities. Although depreciation and amortization expense increased only $1,900,000 as compared to the same period in 1995, it was affected by the following: approximately $5,800,000 increase primarily due to capital additions and improvements and, to a lesser extent, acquisitions; partially offset by a decrease of approximately $3,900,000 related to the disposition of, or lease terminations on, certain nursing facilities.

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

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

     The Company had a negative annual effective tax rate of 32% for the year ended December 31, 1995, compared to an annual effective tax rate of 33% for the same period in 1994. The annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121. In addition, the 1994 annual effective tax rate was lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes. At December 31, 1995, the Company had general business tax credit carryforwards of $20,784,000 for income tax purposes which expire in years 2005 through 2009. For financial reporting purposes, the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods. Due to taxable losses in prior years, future taxable income was not assumed and a valuation allowance of $198,000 for the year ended December 31, 1994 was recognized to offset the deferred tax assets related to those carryforwards. The valuation allowance was eliminated in 1995 due to the utilization of general business tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had approximately $69,800,000 in cash and cash equivalents and net working capital of approximately $318,200,000. The Company anticipates that approximately $21,700,000 of its existing cash at December 31, 1996, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes.

     Net cash provided by operating activities for the year ended December 31, 1996 was approximately $133,200,000, an increase of approximately $27,000,000 from the prior year. Net cash used for investing and financing activities were approximately $91,500,000 and $28,200,000, respectively, for the year ended December 31, 1996. The Company primarily used cash generated from operations to fund capital expenditures totaling approximately $136,400,000. The Company received net cash proceeds of approximately $174,850,000 from the issuance of Senior Notes (as discussed below), approximately $48,900,000 from the issuance of certain other long-term obligations and approximately $121,700,000 from the dispositions of facilities and other assets. Such net cash proceeds, along with cash generated from operations and cash on hand, were used to repay approximately $318,400,000 of long-term obligations, to fund acquisitions of approximately $81,000,000, to repurchase shares of Common Stock (as discussed below), and to repay Revolver borrowings.

     In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities on the Term Loan under its 1994 Credit Agreement, approximately $28,000,000 to prepay certain scheduled maturities on the Term Loan under its 1992 Credit Facility, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries, and impose on the Company certain restrictive covenants.

     In July 1996, the Company entered into a term loan facility (the "GE Capital Facility"), whereby the Company may borrow up to $25,000,000 from time to time in separate series, in amounts and at interest rates based on the three-year U.S. Treasury Note rate plus 230 basis points at the date of funding. The GE Capital Facility requires monthly principal and interest payments and is secured by a security interest in certain lighting equipment of various nursing facilities. As of December 31, 1996, approximately $14,900,000 of aggregate principal amount under the GE Capital Facility remained unissued.

     In December 1996, the Company entered into a $375,000,000 Amended and Restated Credit Agreement (the "1996 Credit Agreement") which provides for a Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). The proceeds from the 1996 Credit Agreement were used to repay the Term Loan and Revolver borrowings under the 1994 Credit Agreement, the Term Loan under the 1992 Credit Facility and the Nippon Term Loan. Borrowings under the 1996 Credit Agreement bear interest at adjusted LIBOR plus .875%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus 1%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Company pays certain commitment fees and commissions with respect to the Revolver/LOC Facility and had approximately $186,800,000 of unused commitments under such facility at December 31, 1996. The 1996 Credit Agreement is secured by a security interest in the stock of Pharmacy Corporation of America and certain of its subsidiaries and imposes on the Company certain financial tests and restrictive covenants.

     The Company entered into various other notes and mortgages during 1996 totaling approximately $38,700,000, in conjunction with the purchase of certain nursing facilities. Such debt instruments bear interest at rates ranging from 8.25% to 9.08%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the purchased nursing facilities.

     During 1996, the Company filed a Registration Statement covering $200,000,000 of debt securities, shares of preferred stock, shares of Common Stock and warrants to purchase Common Stock which may be offered, separately or together, in separate series in amounts, at prices and on terms to be determined at the time of sale. The net proceeds from the offerings are anticipated to be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, repayments of indebtedness and acquisitions. As of December 31, 1996, no securities have been issued under such registration statement.

     In 1993, the Company registered with the Securities and Exchange Commission $100,000,000 aggregate principal amount of certain debt securities, which are to be offered from time to time as separate series in amounts, at prices and on terms to be determined at the time of sale. The Company issued $20,000,000 of 8 3/4% First Mortgage Bonds, $30,000,000 of 8 5/8% First Mortgage Bonds and $25,000,000 of 8 3/4% Notes under such registration. As of December 31, 1996, $25,000,000 of aggregate principal amount of debt securities under such registration remained unissued.

     In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. During 1996, the Company repurchased approximately 1,500,000 shares of its Common Stock at a cost of approximately $17,800,000. The repurchases were financed primarily through proceeds from dispositions and borrowings under the Company's Revolver/LOC Facility.

     On March 13, 1997, the Company announced that it has entered into a definitive agreement to sell 49 of its skilled nursing facilities in the state of Texas to Complete Care Services, L.P. The transaction is scheduled to close during the second quarter of 1997 and is subject to normal regulatory review. The Company anticipates using the net cash proceeds generated from the sale for one or more of the following purposes: strategic investments; repay indebtedness; and repurchase Common Stock. The operations of these facilities are immaterial to the Company's financial position and results of operations.

     The Company believes that its existing cash and cash equivalents, working capital from operations, net cash proceeds from the Texas disposition, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $38,800,000 (including scheduled sinking fund redemption requirements with respect to the Company's 7 5/8% convertible subordinated debentures, which may be funded in whole or in part from time to time through open market purchases of such debentures), to make normal recurring capital additions and improvements for the twelve months ending December 31, 1997 of approximately $138,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements.

     As of December 31, 1996, the Company had total indebtedness of approximately $1,145,100,000 and total stockholders' equity of approximately $861,100,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   20

Consolidated Balance Sheets.................................   21

Consolidated Statements of Operations.......................   22

Consolidated Statements of Stockholders' Equity.............   23

Consolidated Statements of Cash Flows.......................   24

Notes to Consolidated Financial Statements..................   25

Supplementary Data (Unaudited) -- Quarterly Financial
  Data......................................................   43

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beverly Enterprises, Inc.

     We have audited the accompanying consolidated balance sheets of Beverly Enterprises, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beverly Enterprises, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Little Rock, Arkansas
February 7, 1997, except
for Note 2, paragraph 3,
as to which the date is
March 13, 1997

                           BEVERLY ENTERPRISES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1995
                                                              ----------   ----------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $   69,761   $   56,303
  Accounts receivable -- patient, less allowance for
     doubtful accounts:
     1996 -- $25,618; 1995 -- $22,860.......................     491,063      514,820
  Accounts receivable -- nonpatient, less allowance for
     doubtful accounts:
     1996 -- $401; 1995 -- $497.............................      13,480       15,995
  Notes receivable..........................................      10,746        7,460
  Operating supplies........................................      55,348       59,109
  Deferred income taxes.....................................      14,543       24,892
  Prepaid expenses and other................................      42,304       38,013
                                                              ----------   ----------
          Total current assets..............................     697,245      716,592
Property and equipment, net.................................   1,248,785    1,189,985
Other assets:
  Notes receivable, less allowance for doubtful notes:
     1996 -- $4,951; 1995 -- $4,953.........................      37,306       41,915
  Designated and restricted funds...........................      75,848       57,082
  Goodwill, net.............................................     356,197      380,681
  Other, net................................................     109,701      120,206
                                                              ----------   ----------
          Total other assets................................     579,052      599,884
                                                              ----------   ----------
                                                              $2,525,082   $2,506,461
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   99,121   $  155,385
  Accrued wages and related liabilities.....................     131,072      134,391
  Accrued interest..........................................      16,969       10,261
  Other accrued liabilities.................................      93,042       88,869
  Current portion of long-term obligations..................      38,826       84,639
                                                              ----------   ----------
          Total current liabilities.........................     379,030      473,545
Long-term obligations.......................................   1,106,256    1,066,909
Deferred income taxes payable...............................      83,610       54,687
Other liabilities and deferred items........................      95,091       90,987
Commitments and contingencies
Stockholders' equity:
  Preferred stock, shares authorized: 25,000,000............          --           --
  Common stock, shares issued: 1996 -- 104,432,848;
     1995 -- 102,618,241....................................      10,443       10,262
  Additional paid-in capital................................     774,672      766,549
  Retained earnings.........................................     133,957       83,657
  Treasury stock, at cost: 1996 -- 5,423,408 shares;
     1995 -- 3,972,208 shares...............................     (57,977)     (40,135)
                                                              ----------   ----------
          Total stockholders' equity........................     861,095      820,333
                                                              ----------   ----------
                                                              $2,525,082   $2,506,461
                                                              ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1996         1995         1994
                                                           ----------   ----------   ----------
Net operating revenues...................................  $3,267,189   $3,228,553   $2,969,239
Interest income..........................................      13,839       14,228       14,578
                                                           ----------   ----------   ----------
          Total revenues.................................   3,281,028    3,242,781    2,983,817
Costs and expenses:
  Operating and administrative:
     Wages and related...................................   1,819,500    1,736,151    1,600,580
     Other...............................................   1,139,442    1,224,681    1,114,916
  Interest...............................................      91,111       84,245       64,792
  Depreciation and amortization..........................     105,468      103,581       88,734
  Impairment of long-lived assets:
     Adoption of SFAS No. 121............................          --       68,130           --
     Development and other costs.........................          --       32,147           --
                                                           ----------   ----------   ----------
          Total costs and expenses.......................   3,155,521    3,248,935    2,869,022
                                                           ----------   ----------   ----------
Income (loss) before provision for income taxes and
  extraordinary charge...................................     125,507       (6,154)     114,795
Provision for income taxes...............................      73,481        1,969       37,882
                                                           ----------   ----------   ----------
Income (loss) before extraordinary charge................      52,026       (8,123)      76,913
Extraordinary charge, net of income taxes of $1,099 in
  1996 and $1,188 in 1994................................      (1,726)          --       (2,412)
                                                           ----------   ----------   ----------
Net income (loss)........................................  $   50,300   $   (8,123)  $   74,501
                                                           ==========   ==========   ==========
Net income (loss) applicable to common shares............  $   50,300   $  (14,998)  $   66,251
                                                           ==========   ==========   ==========
Income (loss) per share of common stock:
  Primary:
     Before extraordinary charge.........................  $      .52   $     (.16)  $      .79
     Extraordinary charge................................        (.02)          --         (.03)
                                                           ----------   ----------   ----------
     Net income (loss)...................................  $      .50   $     (.16)  $      .76
                                                           ==========   ==========   ==========
     Shares used to compute per share amounts............      99,646       92,233       87,087
                                                           ==========   ==========   ==========
  Fully-diluted:
     Before extraordinary charge.........................  $      .50   $     (.16)  $      .78
     Extraordinary charge................................        (.02)          --         (.02)
                                                           ----------   ----------   ----------
     Net income (loss)...................................  $      .48   $     (.16)  $      .76
                                                           ==========   ==========   ==========
     Shares used to compute per share amounts............     111,002       92,233       98,428
                                                           ==========   ==========   ==========

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                    ADDITIONAL
                                             PREFERRED    COMMON     PAID-IN     RETAINED   TREASURY
                                               STOCK      STOCK      CAPITAL     EARNINGS    STOCK       TOTAL
                                             ---------   --------   ----------   --------   --------   ---------
Balances at January 1, 1994................  $ 150,000   $  8,825    $590,909    $ 33,263   $(40,135)  $ 742,862
  Exercise of stock option grant...........         --        100      11,900          --         --      12,000
  Employee stock transactions, net.........         --         37       4,830          --         --       4,867
  Preferred stock dividends................         --         --          --      (8,250)        --      (8,250)
  Issuance of ATH preferred stock(1).......         --         --       1,264          --         --       1,264
  Accretion of amounts due upon redemption
     of ATH preferred stock(1).............         --         --         859        (859)        --          --
  Net income...............................         --         --          --      74,501         --      74,501
                                             ---------   --------    --------    --------   --------   ---------
Balances at December 31, 1994..............    150,000      8,962     609,762      98,655    (40,135)    827,244
  Issuance of 12,361,184 shares of common
     stock for the purchase of PMSI........         --      1,236     149,693          --         --     150,929
  Exchange of Preferred Stock into 5 1/2%
     Debentures............................   (150,000)        --          --          --         --    (150,000)
  Employee stock transactions, net.........         --         64       7,094          --         --       7,158
  Preferred stock dividends................         --         --          --      (6,875)        --      (6,875)
  Net loss.................................         --         --          --      (8,123)        --      (8,123)
                                             ---------   --------    --------    --------   --------   ---------
Balances at December 31, 1995..............         --     10,262     766,549      83,657    (40,135)    820,333
  Employee stock transactions, net.........         --        181       8,123          --         --       8,304
  Purchase of common stock for treasury....         --         --          --          --    (17,842)    (17,842)
  Net income...............................         --         --          --      50,300         --      50,300
                                             ---------   --------    --------    --------   --------   ---------
Balances at December 31, 1996..............  $      --   $ 10,443    $774,672    $133,957   $(57,977)  $ 861,095
                                             =========   ========    ========    ========   ========   =========

---------------

(1) Amounts were recorded by ATH prior to its merger with the Company in September 1994.

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1996           1995         1994
                                                        -----------    ----------    ---------
Cash flows from operating activities:
  Net income (loss)...................................  $    50,300    $   (8,123)   $  74,501
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization....................      105,468       103,581       88,734
     Impairment of long-lived assets..................           --       100,277           --
     Provision for reserves and discounts on patient,
       notes and other receivables, net...............       28,544        15,889       14,107
     Amortization of deferred financing costs.........        3,210         4,379        4,241
     Extraordinary charge.............................        2,825            --        3,600
     Gains on dispositions of facilities and other
       assets, net....................................      (20,951)       (2,253)      (9,749)
     Deferred taxes...................................       33,765       (20,394)      (2,031)
     Net increase (decrease) in insurance related
       accounts.......................................      (22,336)      (10,531)       8,342
     Changes in operating assets and liabilities, net
       of acquisitions and dispositions:
       Accounts receivable -- patient.................      (25,851)      (84,420)     (76,320)
       Operating supplies.............................        3,226         1,649       (2,777)
       Prepaid expenses and other receivables.........          771          (154)       1,597
       Accounts payable and other accrued expenses....      (53,029)       16,370       (2,809)
       Income taxes payable...........................       26,711        (6,194)       7,332
       Other, net.....................................          527        (3,867)     (13,361)
                                                        -----------    ----------    ---------
          Total adjustments...........................       82,880       114,332       20,906
                                                        -----------    ----------    ---------
          Net cash provided by operating activities...      133,180       106,209       95,407
Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired.....      (80,981)      (34,184)    (267,227)
  Proceeds from dispositions of facilities and other
     assets...........................................      121,660        46,892       77,211
  Collections on notes receivable and REMIC
     investment.......................................       12,809        15,594        8,393
  Capital expenditures................................     (136,442)     (161,911)    (124,742)
  Other, net..........................................       (8,547)      (10,945)     (12,375)
                                                        -----------    ----------    ---------
          Net cash used for investing activities......      (91,501)     (144,554)    (318,740)
Cash flows from financing activities:
  Revolver borrowings.................................    1,308,000     1,017,000       62,000
  Repayments of Revolver borrowings...................   (1,230,000)     (939,000)     (62,000)
  Proceeds from issuance of long-term obligations.....      228,862        25,000      309,308
  Repayments of long-term obligations.................     (318,447)      (68,400)     (98,340)
  Purchase of common stock for treasury...............      (15,445)           --           --
  Proceeds from exercise of stock options.............        3,620         2,146       14,509
  Proceeds from issuance of ATH preferred stock.......           --            --        1,264
  Deferred financing costs............................       (7,560)       (2,161)      (7,653)
  Dividends paid on preferred stock...................         (688)       (8,250)      (8,250)
  Proceeds from designated funds, net.................        3,437           349        3,401
                                                        -----------    ----------    ---------
          Net cash provided by (used for) financing
            activities................................      (28,221)       26,684      214,239
                                                        -----------    ----------    ---------
Net increase (decrease) in cash and cash
  equivalents.........................................       13,458       (11,661)      (9,094)
Cash and cash equivalents at beginning of year........       56,303        67,964       77,058
                                                        -----------    ----------    ---------
Cash and cash equivalents at end of year..............  $    69,761    $   56,303    $  67,964
                                                        ===========    ==========    =========
Supplemental schedule of cash flow information:
  Cash paid during the year for:
     Interest (net of amount capitalized).............  $    81,193    $   80,433    $  59,242
     Income taxes (net of refunds)....................       11,906        28,557       31,501

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     References herein to the Company include Beverly Enterprises, Inc. and its wholly-owned subsidiaries. The Company provides long-term healthcare in 35 states and the District of Columbia. Its operations include nursing facilities, acute long-term transitional hospitals, institutional and mail service pharmacies, rehabilitation therapy services, outpatient therapy clinics, assisted living centers, hospices and home health care centers. The consolidated financial statements of the Company include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

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

  Intangible Assets

     Goodwill (stated at cost less accumulated amortization of $38,446,000 in 1996 and $30,431,000 in 1995) is being amortized over 40 years or, if applicable, the life of the lease using the straight-line method. Operating and leasehold rights and licenses, which are included in the consolidated balance sheet caption "Other, net," (stated at cost less accumulated amortization of $18,716,000 in 1996 and $19,040,000 in 1995) are being amortized over the lives of the related assets (principally 40 years) and leases (principally 10 to 15 years), using the straight-line method.

     On an ongoing basis, the Company reviews the carrying value of its intangible assets in light of any events or circumstances that indicate they may be impaired or that the amortization period may need to be adjusted. If such circumstances suggest the intangible value cannot be recovered, calculated based on undiscounted cash flows over the remaining amortization period, the carrying value of the intangible will be reduced by such shortfall. As of December 31, 1996, the Company does not believe there is any indication that the carrying value or the amortization period of its intangibles needs to be adjusted. See "-- Impairment of Long-Lived Assets."

  Impairment of Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") which requires impairment losses to be recognized for long-lived assets

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In accordance with SFAS No. 121, the Company assesses the need for an impairment write-down when such indicators of impairment are present. There were no material impairment adjustments recorded during the year ended December 31, 1996.

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

     In addition to the SFAS No. 121 charge, the Company recorded a fourth quarter of 1995 impairment loss for other long-lived assets of approximately $32,147,000 primarily related to the write-off of software and business development costs. During the fourth quarter of 1995, the Company hired a new Senior Vice President of Information Technology, who redirected the Company's systems development initiatives, causing a write-down, or a write-off, of certain software and software development projects. In addition, the Company wrote off certain business development and other costs where the Company believed the carrying amount was unrecoverable.

  Insurance

     The Company insures auto liability, general liability and workers' compensation risks, in most states, through insurance policies with third parties, some of which may be subject to reinsurance agreements between the insurer and Beverly Indemnity, Ltd., a wholly-owned subsidiary of the Company. The liabilities for estimated incurred losses not covered by third party insurance are discounted at 10% to their present value based on expected loss payment patterns determined by independent actuaries. The discounted insurance liabilities are included in the consolidated balance sheet captions as follows (in thousands):

                                                                1996        1995
                                                              --------    --------
Accrued wages and related liabilities.......................  $ 32,644    $ 35,265
Other accrued liabilities...................................     8,226       6,572
Other liabilities and deferred items........................    90,714      84,720
                                                              --------    --------
                                                              $131,584    $126,557
                                                              ========    ========

     On an undiscounted basis, the total insurance liabilities as of December 31, 1996 and 1995 were $170,099,000 and $164,060,000, respectively. As of
December 31, 1996, the Company had deposited approximately $94,500,000 in funds (the "Beverly Indemnity funds") that are restricted for the payment of

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) insured claims. In addition, the Company anticipates that approximately $21,700,000 of its existing cash at December 31, 1996, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes.

  Stock-Based Awards

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") which encourages, but does not require, companies to recognize compensation expense for stock-based awards based on their fair value on the date of grant. The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for its stock option grants. See
Note 6 for the pro forma effects on the Company's reported net income and earnings per share assuming the election had been made to recognize compensation expense on stock-based awards in accordance with SFAS No. 123.

  Revenues

     The Company's revenues are derived primarily from providing long-term healthcare services. Approximately 75%, 77% and 80% of the Company's net operating revenues for 1996, 1995 and 1994, respectively, were derived from funds under federal and state medical assistance programs, and approximately 73%, 72% and 78% of the Company's net patient accounts receivable at December 31, 1996, 1995 and 1994, respectively, are due from such programs. These revenues and receivables are reported at their estimated net realizable amounts and are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted in the period of settlement. Changes in estimates related to third party receivables resulted in the recording of approximately $10,900,000, $19,700,000 and $11,000,000 of revenues for the years ended
December 31, 1996, 1995 and 1994, respectively.

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

  Earnings per Share

     For the years ended December 31, 1995 and 1994, net income (loss) applicable to common shares was computed by deducting preferred stock dividends from net income (loss), when dilutive. During the fourth quarter of 1995, the Company exchanged its cumulative convertible exchangeable preferred stock into 5 1/2% convertible subordinated debentures. Primary earnings per share for the years ended December 31, 1996 and 1994 were computed by dividing net income applicable to common shares by the weighted average number of shares of Common Stock outstanding during the period and the weighted average number of shares issuable upon exercise of stock options, calculated using the treasury stock method. Fully diluted earnings per share for the year ended December 31, 1996 was computed as above and assumed conversion of the Company's 5 1/2% convertible subordinated debentures. Fully diluted earnings per share for the year ended December 31, 1994

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) was computed as above and assumed conversion of the Company's cumulative convertible exchangeable preferred stock. Conversion of the Company's 7 5/8% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed. For the year ended December 31, 1995, primary and fully diluted earnings per share were computed by dividing net loss applicable to common shares by the weighted average number of shares of Common Stock outstanding during the period.

  Other

     Certain prior year amounts have been reclassified to conform with the 1996 presentation.

2. ACQUISITIONS AND DISPOSITIONS

     During the year ended December 31, 1996, the Company acquired 22 nursing facilities (2,138 beds)(15 of such facilities (1,747 beds)were previously leased), one previously managed nursing facility (180 beds) and certain other assets including, among other things, pharmacy, hospice and outpatient therapy businesses, for approximately $80,000,000 cash, approximately $7,500,000 acquired debt, approximately $7,000,000 closing and other costs, approximately $4,800,000 reduction in receivables and approximately $1,900,000 security and other deposits. The acquisitions of such facilities and other assets were accounted for as purchases. The Company does not operate three of such nursing facilities which were subleased to other nursing home operators in prior year transactions. Also during such period, the Company sold or terminated the leases on 83 nursing facilities (5,230 beds) (including the three nursing facilities which were not operated by the Company, as mentioned above) and certain other assets for cash proceeds of approximately $36,700,000 and approximately $4,200,000 of notes receivable. The operations of these facilities and certain other assets were immaterial to the Company's financial position and results of operations.

     In November 1996, the Company sold its MedView Services unit ("MedView") for cash of approximately $89,700,000 (approximately $2,200,000 of which was included in accounts receivable-nonpatient at December 31, 1996). MedView provides a full range of managed care services to the workers' compensation market and is the nation's largest workers' compensation-related preferred provider organization with 120,000 member providers. It also offers case management and injury reporting and tracking services. The operations of MedView were immaterial to the Company's financial position and results of operations.

     On March 13, 1997, the Company announced that it has entered into a definitive agreement to sell 49 of its skilled nursing facilities in the state of Texas to Complete Care Services, L.P. The transaction is scheduled to close during the second quarter of 1997 and is subject to normal regulatory review. The Company anticipates using the net cash proceeds generated from the sale for one or more of the following purposes: strategic investments; repay indebtedness; and repurchase Common Stock. The operations of these facilities are immaterial to the Company's financial position and results of operations.

     During the year ended December 31, 1995, the Company purchased 17 previously leased nursing facilities (2,118 beds), one previously leased retirement living center (17 units) and certain other assets for approximately $32,700,000 cash, approximately $40,400,000 acquired debt and approximately $1,700,000 security and other deposits. The Company does not operate four of such facilities which were subleased to other nursing home operators in prior year transactions. Also during such period, the Company sold, subleased or terminated the leases on 11 nursing facilities (1,199 beds), 12 homes for the developmentally disabled (1,065 beds), six retirement living centers (1,141 units) and certain other assets for cash proceeds of approximately $39,400,000, approximately $3,700,000 of notes receivable and the assumption of approximately $52,800,000 of debt. In addition, the Company terminated a management agreement on two nursing

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2. ACQUISITIONS AND DISPOSITIONS -- (CONTINUED) facilities (150 beds) and four assisted living centers (510 units). The operations of these facilities were immaterial to the Company's financial position and results of operations.

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

     During the year ended December 31, 1994, the Company purchased 19 previously leased nursing facilities (2,202 beds), one previously leased retirement living center (20 units) and certain other assets for approximately $43,600,000 cash, approximately $1,000,000 issuance of debt, approximately $16,900,000 assumed and acquired debt and approximately $1,400,000 security and other deposits. Also during such period, the Company sold, subleased or terminated the leases on 77 nursing facilities (7,192 beds) and certain other assets for cash proceeds of approximately $80,200,000, approximately $700,000 of notes receivable and the assumption of approximately $40,000 of debt. The operations of these facilities were immaterial to the Company's financial position and results of operations.

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

     In November 1994, Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, acquired Insta-Care Holdings, Inc. ("Insta-Care"), for cash of approximately $112,000,000, as well as other costs incurred totaling approximately $10,500,000. Insta-Care provides pharmaceutical dispensing services in six states to approximately 65,000 patients in nursing homes and correctional facilities. In December 1994, PCA acquired three institutional pharmacy subsidiaries of Synetic, Inc. ("Synetic pharmacies"), for cash of approximately $107,300,000, as well as other costs incurred totaling approximately $6,000,000. The Synetic businesses provide pharmaceutical dispensing services in the New England area and the state of Indiana to approximately 45,000 patients in various institutions, including nursing homes, transitional care facilities, correctional facilities and group homes. These acquisitions were accounted for as purchases and were not material to the Company's financial position or results of operations.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3. PROPERTY AND EQUIPMENT

     Following is a summary of property and equipment and related accumulated depreciation and amortization, by major classification, at December 31 (in thousands):

                                                           TOTAL                     OWNED                 LEASED
                                                  -----------------------   -----------------------   -----------------
                                                     1996         1995         1996         1995       1996      1995
                                                  ----------   ----------   ----------   ----------   -------   -------
Land, buildings and improvements................  $1,476,988   $1,375,945   $1,424,517   $1,319,008   $52,471   $56,937
Furniture and equipment.........................     375,479      347,478      365,678      340,220     9,801     7,258
Construction in progress........................      39,403       47,587       39,403       47,587        --        --
                                                  ----------   ----------   ----------   ----------   -------   -------
                                                   1,891,870    1,771,010    1,829,598    1,706,815    62,272    64,195
Less accumulated depreciation and
  amortization..................................     643,085      581,025      601,330      537,704    41,755    43,321
                                                  ----------   ----------   ----------   ----------   -------   -------
                                                  $1,248,785   $1,189,985   $1,228,268   $1,169,111   $20,517   $20,874
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

     Depreciation and amortization expense related to property and equipment for the years ended December 31, 1996, 1995 and 1994 was $85,221,000, $82,752,000
and $77,575,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4. LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31 (dollars in thousands, except per share amounts):

                                                                 1996          1995
                                                              ----------    ----------
Notes and mortgages, less imputed interest: 1996 -- $257,
  1995 -- $312; due in installments through the year 2031,
  at effective interest rates of 5.89% to 14.00%, a portion
  of which is secured by property, equipment and other
  assets with a net book value of $272,875 at December 31,
  1996......................................................  $  178,983    $  158,597
Industrial development revenue bonds, less imputed interest:
  1996 -- $48, 1995 -- $61; due in installments through the
  year 2013, at effective interest rates of 4.99% to 10.52%, a portion of which is secured by property and other assets
  with a net book value of $221,964 at December 31, 1996....     203,606       214,107
9% Senior Notes due February 15, 2006, unsecured............     180,000            --
1996 Credit Agreement due December 31, 2001.................     156,000            --
1994 Credit Agreement (repaid in December 1996).............          --       280,500
Term Loan under the 1992 Credit Facility (repaid in December
  1996).....................................................          --        55,000
Nippon Term Loan under the Nippon Credit Agreement (repaid
  in December 1996).........................................          --        20,000
Term Loan under the GE Capital Facility.....................       9,547            --
8 3/4% First Mortgage Bonds due July 1, 2008, secured by
  first mortgages on eight nursing facilities with an
  aggregate net book value of $16,924 at December 31,
  1996......................................................      19,362        19,765
8 5/8% First Mortgage Bonds due October 1, 2008, secured by
  first mortgages on 11 nursing facilities with an aggregate
  net book value of $30,417 at December 31, 1996............      29,062        29,788
8 3/4% Notes due December 31, 2003, unsecured...............      24,845        24,875
7 3/4% Note due in quarterly installments through June 1,
  2001, secured by first mortgages on 11 nursing facilities
  and one assisted living center with an aggregate net book
  value of $22,109 at December 31, 1996.....................      22,554        23,589
Series 1995 Bonds due June 2005, at interest rates of 6.88%
  with respect to $7,000 and 7.24% with respect to $18,000,
  secured by a letter of credit.............................      25,000        25,000
Medium Term Notes due June 15, 2000, at an interest rate
  based on LIBOR, as defined, plus .35%, secured by eligible receivables of selected nursing facilities of $70,902 at
  December 31, 1996, which cannot be used to satisfy claims
  of the Company or any of its subsidiaries.................      50,000        50,000
7 5/8% convertible subordinated debentures due March 15,
  2003, convertible at $20.47 per share of Common Stock.....      67,924        67,924
5 1/2% convertible subordinated debentures due August 1,
  2018, convertible at $13.33 per share of Common Stock.....     150,000       150,000
Zero coupon notes, face amount, less unamortized discount:
  1996 -- $785, 1995 -- $1,039; maturing July 16, 2003,
  anticipated to be due September 30, 1997, convertible into
  13.32 shares of Common Stock per $1 note..................       1,172         1,288
                                                              ----------    ----------
                                                               1,118,055     1,120,433
Present value of capital lease obligations, less imputed
  interest: 1996 -- $863, 1995 -- $972, at effective
  interest rates of 5.71% to 13.00%.........................      27,027        31,115
                                                              ----------    ----------
                                                               1,145,082     1,151,548
Less amounts due within one year............................      38,826        84,639
                                                              ----------    ----------
                                                              $1,106,256    $1,066,909
                                                              ==========    ==========

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4. LONG-TERM OBLIGATIONS -- (CONTINUED)
     In February 1996, the Company completed the sale of $180,000,000 of 9% Senior Notes due February 15, 2006 (the "Senior Notes") through a public offering (the "Senior Notes offering") for net cash proceeds of approximately $174,850,000. The Company used approximately $87,500,000 of such net proceeds to prepay certain scheduled maturities on the Term Loan under its 1994 Credit Agreement, approximately $28,000,000 to prepay certain scheduled maturities on the Term Loan under its 1992 Credit Facility, approximately $8,750,000 to prepay certain scheduled maturities under its Nippon Term Loan, and the remaining net proceeds to repay Revolver borrowings and for general corporate purposes. The Senior Notes are unsecured obligations, guaranteed by substantially all of the Company's present and future subsidiaries (collectively, the "Subsidiary Guarantors"), and impose on the Company certain restrictive covenants. Separate financial statements of the Subsidiary Guarantors are not considered to be material to holders of the Senior Notes since the guaranty of each of the Subsidiary Guarantors is joint and several and full and unconditional (except that liability thereunder is limited to an aggregate amount equal to the largest amount that would not render its obligations thereunder subject to avoidance under Section 548 of the Bankruptcy Code of 1978, as amended, or any comparable provisions of applicable state law), and Beverly Enterprises, Inc., the parent, has no operations or assets separate from its investment in its subsidiaries.

     In July 1996, the Company entered into a term loan facility (the "GE Capital Facility"), whereby the Company may borrow up to $25,000,000 from time to time in separate series, in amounts and at interest rates based on the three-year U.S. Treasury Note rate plus 230 basis points at the date of funding. The GE Capital Facility requires monthly principal and interest payments and is secured by a security interest in certain lighting equipment of various nursing facilities. As of December 31, 1996, approximately $14,900,000 of aggregate principal amount under the GE Capital Facility remained unissued.

     In December 1996, the Company entered into a $375,000,000 Amended and Restated Credit Agreement (the "1996 Credit Agreement") which provides for a Revolver/Letter of Credit Facility (the "Revolver/LOC Facility"). The proceeds from the 1996 Credit Agreement were used to repay the Term Loan and Revolver borrowings under the 1994 Credit Agreement, the Term Loan under the 1992 Credit Facility and the Nippon Term Loan. Borrowings under the 1996 Credit Agreement bear interest at adjusted LIBOR plus .875%, the Prime Rate, as defined, or the adjusted CD rate, as defined, plus 1%, at the Company's option. Such interest rates may be adjusted quarterly based on certain financial ratio calculations. The Company pays certain commitment fees and commissions with respect to the Revolver/LOC Facility and had approximately $186,800,000 of unused commitments under such facility at December 31, 1996. The 1996 Credit Agreement is secured by a security interest in the stock of PCA and certain of its subsidiaries and imposes on the Company certain financial tests and restrictive covenants. The Company incurred a $1,726,000 extraordinary charge, net of income taxes, in 1996 related to the write-off of unamortized deferred financing costs associated with the repayment of these debt instruments, as well as certain bond refundings.

     The Company entered into various other notes and mortgages during 1996 totaling approximately $38,700,000 in conjunction with the purchase of certain nursing facilities. Such debt instruments bear interest at rates ranging from 8.25% to 9.08%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the purchased nursing facilities.

     During 1996, the Company filed a Registration Statement covering $200,000,000 of debt securities, shares of preferred stock, shares of Common Stock and warrants to purchase Common Stock which may be offered, separately or together, in separate series in amounts, at prices and on terms to be determined at the time of sale. The net proceeds from the offerings are anticipated to be used for general corporate purposes,

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4. LONG-TERM OBLIGATIONS -- (CONTINUED)
which may include, but are not limited to, working capital, capital expenditures, repayments of indebtedness and acquisitions. As of December 31, 1996, no securities have been issued under such registration statement.

     In 1993, the Company registered with the Securities and Exchange Commission $100,000,000 aggregate principal amount of certain debt securities, which are to be offered from time to time as separate series in amounts, at prices and on terms to be determined at the time of sale. The Company issued $20,000,000 of 8 3/4% First Mortgage Bonds, $30,000,000 of 8 5/8% First Mortgage Bonds and $25,000,000 of 8 3/4% Notes under such registration. As of December 31, 1996, $25,000,000 of aggregate principal amount of debt securities under such registration remained unissued.

     Maturities and sinking fund requirements of long-term obligations, including capital leases, for the years ending December 31 are as follows (in thousands):

                                                    1997      1998      1999      2000       2001     THEREAFTER     TOTAL
                                                   -------   -------   -------   -------   --------   ----------   ----------
Future minimum lease payments....................  $ 6,682   $ 5,191   $ 4,272   $ 3,202   $  3,228    $ 24,920    $   47,495
Less interest....................................    2,457     2,127     1,839     1,620      1,446      10,979        20,468
                                                   -------   -------   -------   -------   --------    --------    ----------
Net present value of future minimum lease
  payments.......................................    4,225     3,064     2,433     1,582      1,782      13,941        27,027
Notes, mortgages, bonds and debentures...........   34,601    39,790    34,687    87,076    205,525     716,376     1,118,055
                                                   -------   -------   -------   -------   --------    --------    ----------
                                                   $38,826   $42,854   $37,120   $88,658   $207,307    $730,317    $1,145,082
                                                   =======   =======   =======   =======   ========    ========    ==========

     Many of the capital and operating leases contain at least one renewal option (which could extend the term of the leases by five to fifteen years), purchase options, escalation clauses and provisions for payments by the Company of real estate taxes, insurance and maintenance costs.

     The industrial development revenue bonds were originally issued prior to 1985 primarily for the construction or acquisition of nursing facilities. Bond reserve funds are included in designated funds. These funds are invested primarily in certificates of deposit and in United States government securities and are carried at cost, which approximates market value. Net capitalized interest relating to construction was not material in 1996, 1995 or 1994.

5. COMMITMENTS AND CONTINGENCIES

     The future minimum rental commitments required by all noncancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1996, are as follows (in thousands):

YEAR ENDING
DECEMBER 31,
------------
   1997...............................................................  $ 73,533
   1998...............................................................    58,579
   1999...............................................................    47,373
   2000...............................................................    32,578
   2001...............................................................    22,036
   Thereafter.........................................................    57,076
                                                                        --------
                                                                        $291,175
                                                                        ========

     Total future minimum rental commitments are net of approximately $15,194,000 of minimum sublease rental income due in the future under noncancelable subleases. Rent expense on operating leases, net of sublease rental income, for the years ended December 31 was as follows:
1996 -- $116,718,000; 1995 -- $127,074,000; 1994 -- $127,187,000. Sublease rent income was approximately $4,595,000, $5,426,000 and

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

5. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
$5,410,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Contingent rent expense, based primarily on revenues, was approximately $18,000,000, $22,000,000 and $22,000,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

     In 1992, the Company entered into an agreement to outsource its management information systems functions for a period of seven years, with an option to renew based on mutual agreement among the parties. The future minimum commitments as of December 31, 1996 required under such agreement, as amended, are as follows: 1997 -- $6,133,000; 1998 -- $6,133,000; 1999 -- $3,578,000. The
Company incurred approximately $8,711,000, $8,529,000 and $8,906,000 under such agreement during the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company is contingently liable for approximately $105,596,000 of long-term obligations maturing on various dates through 2019, as well as annual interest and letter of credit fees of approximately $8,460,000. Such contingent liabilities principally arose from the Company's sale of nursing facilities and retirement living centers. The Company operates the facilities related to approximately $25,891,000 of the principal amount for which it is contingently liable, pursuant to long-term agreements accounted for as operating leases. In addition, the Company is contingently liable for various operating leases that were assumed by purchasers and are secured by the rights thereto.

     Approximately 100 of the Company's facilities are represented by various labor unions. Certain labor unions have publicly stated that they are concentrating their organizing efforts within the long-term healthcare industry. The Company, being one of the largest employers within the long-term healthcare industry, has been the target of a "corporate campaign" by two AFL-CIO affiliated unions attempting to organize certain of the Company's facilities. Although the Company has never experienced any material work stoppages and believes that its relations with its employees (and the existing unions that represent certain of them) are generally good, the Company cannot predict the effect continued union representation or organizational activities will have on the Company's future activities. There can be no assurance that continued union representation and organizational activities will not result in material work stoppages, which could have a material adverse effect on the Company's operations.

     There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

6. STOCKHOLDERS' EQUITY

     The Company had 300,000,000 shares of authorized $.10 par value common stock ("Common Stock") at December 31, 1996 and 1995. The Company is subject to certain restrictions under its long-term debt agreements related to the payment of cash dividends on its Common Stock. The Company had 25,000,000 shares of authorized $1 par value preferred stock at December 31, 1996 and 1995, all of which remained unissued. The Board of Directors has authority, without further stockholder action, to set rights, privileges and preferences for any unissued shares of preferred stock.

     In June 1996, the Company announced that its Board of Directors had authorized a stock repurchase program whereby the Company may repurchase, from time to time on the open market, up to a total of 10,000,000 shares of its outstanding Common Stock. During 1996, the Company repurchased approximately 1,500,000 shares of its Common Stock at a cost of approximately $17,800,000. The repurchases were financed primarily through proceeds from dispositions and borrowings under the Company's Revolver/LOC Facility.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
     During 1994, the Board of Directors of the Company adopted a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan provides for the distribution of one Common Stock Purchase Right (the "Rights") for each share of Common Stock outstanding at the close of business on November 2, 1994. Under certain circumstances, the Rights become exercisable to purchase shares of Common Stock, or securities of an acquiring entity, at one-half of market value. The Rights are designed to protect stockholders in the event of an unsolicited attempt to acquire the Company and to deal with the possibility of unilateral actions by hostile acquirors. These Rights are redeemable at the option of the Company at $.01 per Right. The issuance of the Rights has no dilutive effect on the Company's earnings per share.

     During 1996, the Beverly Enterprises, Inc. 1996 Long-Term Incentive Plan was approved (the "1996 Long-Term Incentive Plan"). Such plan became effective July 1, 1996 and will remain in effect until December 31, 2006, subject to the earlier termination by the Board of Directors. The Company has 4,000,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under the 1996 Long-Term Incentive Plan in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance awards and other stock unit awards. Nonqualified and incentive stock options must be granted at a purchase price equal to market price on the date of grant. All options are exercisable no sooner than six months from the grant date and expire no later than 10 years from the grant date. Stock appreciation rights may be granted alone, in tandem with an option or in addition to an option. Stock appreciation rights are exercisable no sooner than six months from the grant date and expire no later than 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards and three years for other awards. Performance awards and other stock unit awards may be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined. The Compensation Committee of the Board of Directors is responsible for administering the 1996 Long-Term Incentive Plan and will have complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan.

     The Company has 200,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under its Nonemployee Directors' Plan. The Nonemployee Directors' Plan provides that 2,500 nonqualified stock options be granted to each nonemployee director on June 1 of each year until the plan is terminated, subject to the availability of shares. Such nonqualified stock options are granted at a purchase price equal to fair market value on the date of grant, become exercisable one year after date of grant and expire ten years after date of grant.

     The Company has 3,000,000 shares of Common Stock authorized for issuance, subject to certain adjustments, under its 1993 Incentive Stock Plan in the form of nonqualified stock options, incentive stock options, restricted stock, performance awards and other stock unit awards. Incentive stock options must be granted at a purchase price equal to market price on the date of grant. Nonqualified stock options may be granted at no less than 85% of market price on the date of grant. All grants made at less than market price must be in lieu of cash payments. All options are exercisable no sooner than one year from the grant date and expire no later than 10 years from the grant date. Restricted stock awards are outright stock grants which have a minimum vesting period of one year for performance-based awards, and three years for other awards. Performance awards and other stock unit awards, including phantom units, may be granted based on the achievement of certain performance or other goals and will carry certain restrictions, as defined. The Compensation Committee of the Board of Directors is responsible for administering the 1993 Incentive Stock Plan and will have complete discretion in determining the number of shares or units to be granted, in setting performance goals and in applying other restrictions to awards, as needed, under the plan.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
     The Company has 2,400,000 shares of Common Stock authorized for issuance under its 1985 Nonqualified Stock Option Plan. Under the plan, options are granted at a purchase price equal to market price on the date of grant, become exercisable no sooner than one year after date of grant and expire no later than 12 years after date of grant, as determined by the Compensation Committee of the Board of Directors. In addition to options, the plan provides for outright grants of Common Stock, subject to forfeiture provisions. As a condition precedent to the release of such shares, the employee must be continuously employed with the Company from and after the date of grant and remain employed on share release dates. Commencing one year after the grant date, the shares will be released in accordance with a schedule determined at the time of grant.

     During 1995, in conjunction with the acquisition of PMSI, the Company assumed PMSI's 1990 Incentive and Non-statutory Stock Option Plan, as amended, (the "PMSI Plan") and issued options to purchase shares of the Company's Common Stock in exchange for each option then outstanding under the PMSI Plan. During 1994, in conjunction with the merger of ATH, the Company assumed ATH's 1993 Nonqualified Stock Option Plan (the "ATH Plan") and issued options to purchase shares of the Company's Common Stock in exchange for each option then outstanding under the ATH Plan. In addition, the Company signed an option agreement with an officer of ATH and issued options to purchase shares of ATH stock previously held by such officer. Also during 1994, in conjunction with the acquisition of Insta-Care, the Company issued options to purchase shares of its Common Stock in exchange for each option then outstanding under the Insta-Care Holdings, Inc. First Employees Stock Option Plan (the "Insta-Care Plan"). No options are available for grant under the PMSI Plan, the ATH Plan or the Insta-Care Plan.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
     The following table summarizes stock option, restricted stock and other stock units data relative to the Company's 1996 Long-Term Incentive Plan, the Nonemployee Directors' Plan, the 1993 Incentive Stock Plan, the 1985 Nonqualified Stock Option Plan, the PMSI Plan, the ATH Plan and the Insta-Care Plan for the years ended December 31:

                                       1996                           1995                           1994
                           ----------------------------   ----------------------------   ----------------------------
                            NUMBER     WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE    NUMBER     WEIGHTED-AVERAGE
                           OF SHARES    EXERCISE PRICE    OF SHARES    EXERCISE PRICE    OF SHARES    EXERCISE PRICE
                           ---------   ----------------   ---------   ----------------   ---------   ----------------
Options outstanding at
  beginning of year......  4,394,382        $ 9.02        4,375,441        $ 8.74        3,989,411        $ 8.26
Changes during the year:
  Granted................  1,696,500         12.38          355,500         13.04          635,000         14.01
  Acquired...............         --            --          342,311          6.17          269,620          1.22
  Exercised..............   (833,587)         5.41         (416,010)         5.22         (375,369)         6.35
  Cancelled..............   (348,568)        12.39         (262,860)        12.19         (143,221)        10.82
                           ---------                      ---------                      ---------
Options outstanding at
  end of year............  4,908,727(1)       10.55       4,394,382          9.02        4,375,441          8.74
                           =========                      =========                      =========
Options exercisable at
  end of year............  2,560,209          8.75        3,028,903          7.52        2,340,512          7.24
                           =========                      =========                      =========
Options available for
  grant..................  3,052,403                      1,243,953                      1,735,318
                           =========                      =========                      =========
Restricted stock
  outstanding at
  beginning of year......    306,052                        267,353                        431,800
Changes during the year:
  Granted................     29,000                        236,555                         14,553
  Vested.................   (148,352)                      (182,153)                      (167,000)
  Forfeited..............    (41,500)                       (15,703)                       (12,000)
                           ---------                      ---------                      ---------
Restricted stock
  outstanding at end of
  year...................    145,200                        306,052                        267,353
                           =========                      =========                      =========
Phantom units outstanding
  at beginning of year...     90,942                         44,529                             --
Changes during the year:
  Granted................         --                         54,110                         44,529
  Vested.................     (6,982)                            --                             --
  Cancelled..............     (7,191)                        (7,697)                            --
                           ---------                      ---------                      ---------
Phantom units outstanding
  at end of year.........     76,769                         90,942                         44,529
                           =========                      =========                      =========
Performance units
  outstanding at
  beginning of year......         --                             --                             --
Changes during the year:
  Granted................  1,040,000                             --                             --
  Cancelled..............    (48,000)                            --                             --
                           ---------                      ---------                      ---------
Performance units
  outstanding at end of
  year...................    992,000                             --                             --
                           =========                      =========                      =========

---------------

(1) Exercise prices for options outstanding as of December 31, 1996 ranged from $0.83 to $18.63. The weighted-average remaining contractual life of these options is seven years.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. STOCKHOLDERS' EQUITY -- (CONTINUED)
     The Company accounts for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for employee stock options under APB No. 25. The Company recognizes compensation expense for its restricted stock grants, performance unit grants (when the performance targets are achieved) and other stock unit awards. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 related to these stock-based awards were approximately $509,000, $3,065,000 and $1,189,000, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its 1996 and 1995 stock option and performance unit grants under the fair value method as prescribed by such statement. The fair value for stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1996 and 1995, respectively: risk-free interest rates of 6.5% and 6.0%; volatility factors of the expected market price of the Company's Common Stock of .34 and .35; and a weighted-average expected life of the option of 10 years. The Company does not currently pay cash dividends on its Common Stock and no future dividends are currently planned. Such weighted-average assumptions resulted in a weighted average fair value of options granted during 1996 and 1995 of $7.30 per share and $7.65 per share, respectively. The fair value of the performance unit grants was based on the market value of the Company's Common Stock on the date of grant.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the stock options and performance units is amortized to expense over their respective vesting periods. The pro forma effects on reported net income (loss) and earnings per share assuming the Company had elected to account for its stock option and performance unit grants in accordance with SFAS No. 123 for the years ended December 31, 1996 and 1995, respectively, would have been net income of $48,964,000 or $.49 per share and net loss of $8,408,000 or $.17 per share. Such pro forma effects are not necessarily indicative of the effect on future years.

     The Beverly Enterprises 1988 Employee Stock Purchase Plan (as amended and restated) enables all full-time employees having completed one year of continuous service to purchase shares of Common Stock at the current market price through payroll deductions. The Company makes contributions in the amount of 30% of the participant's contribution. Each participant specifies the amount to be withheld from earnings per two-week pay period, subject to certain limitations. The total charges to the Company's consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 related to this plan were approximately $2,258,000, $2,201,000 and $1,790,000, respectively.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7. INCOME TAXES

     The provisions for taxes on income before extraordinary charge consist of the following for the years ended December 31 (in thousands):

                                                        1996        1995       1994
                                                       -------    --------    -------
Federal:
  Current............................................  $31,615    $ 17,518    $31,523
  Deferred...........................................   29,466     (16,877)    (2,824)
State:
  Current............................................    8,101       4,845      8,390
  Deferred...........................................    4,299      (3,517)       793
                                                       -------    --------    -------
                                                       $73,481    $  1,969    $37,882
                                                       =======    ========    =======

     The Company had an annual effective tax rate of 59% for the year ended December 31, 1996, compared to a negative annual effective tax rate of 32% and an annual effective tax rate of 33% for the years ended December 31, 1995 and 1994, respectively. The annual effective tax rate in 1996 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill associated with the MedView disposition (see Note 2). The annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121. In addition, the Company's annual effective tax rate for 1994 was lower than the federal statutory rate primarily due to the utilization of certain tax credit carryforwards, partially offset by the impact of state income taxes.

     A reconciliation of the provision for (benefit from) income taxes, computed at the statutory rate, to the Company's annual effective tax rate is summarized as follows (dollars in thousands):

                                        1996              1995              1994
                                   --------------    --------------    ---------------
                                   AMOUNT      %     AMOUNT      %      AMOUNT      %
                                   -------    ---    -------    ---    --------    ---
Tax (benefit) at statutory
  rate...........................  $43,927    35     $(2,154)    35    $ 40,178     35
General business tax credits.....       --    --      (1,014)    17     (16,199)   (14)
State tax provision, net.........    8,060     6         863    (14)      6,130      5
Nondeductible intangibles........   20,881    17       3,797    (62)        940      1
Other............................      613     1         477     (8)      6,833      6
                                   -------    --     -------    ---    --------    ---
                                   $73,481    59     $ 1,969    (32)   $ 37,882     33
                                   =======    ==     =======    ===    ========    ===

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

7. INCOME TAXES -- (CONTINUED)
     Deferred income taxes reflect the impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows (in thousands):

                                                    DECEMBER 31, 1996        DECEMBER 31, 1995
                                                  ---------------------    ---------------------
                                                   ASSET      LIABILITY     ASSET      LIABILITY
                                                  --------    ---------    --------    ---------
Insurance reserves..............................  $ 55,540    $     --     $ 53,333    $     --
General business tax credit carryforwards.......    12,236          --       20,784          --
Alternative minimum tax credit carryforwards....    14,698          --       15,129          --
Provision for dispositions......................    11,009       6,152       17,825       6,771
Depreciation and amortization...................     1,401     141,804       25,395     143,267
Operating supplies..............................        --      14,206           --      13,378
Other...........................................    22,995      24,784       23,666      22,511
                                                  --------    --------     --------    --------
                                                  $117,879    $186,946     $156,132    $185,927
                                                  ========    ========     ========    ========

     At December 31, 1996, the Company had general business tax credit carryforwards of $12,236,000 for income tax purposes which expire in years 2005 through 2011. For financial reporting purposes, the general business tax credit carryforwards have been utilized to offset existing net taxable temporary differences reversing during the carryforward periods.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

  Notes Receivable, Net (Including Current Portion)

     For variable-rate notes that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8. FAIR VALUES OF FINANCIAL INSTRUMENTS -- (CONTINUED)
  Beverly Indemnity Funds

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

  Investment in a Real Estate Mortgage Investment Conduit (REMIC)

     The fair value of the Company's REMIC investment, which is included in the consolidated balance sheet caption "Other, net," is based on information obtained from the REMIC servicer. The Company intends to convert the REMIC investment to notes receivable from the underlying note makers during 1997. Such conversion to notes in 1997 is not expected to have a material adverse effect on the carrying amount or fair value disclosed.

  Long-term Obligations (Including Current Portion)

     The carrying amounts of the Company's variable-rate borrowings approximate their fair values. The fair values of the remaining long-term obligations are estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows (in thousands):

                                              1996                        1995
                                    ------------------------    ------------------------
                                     CARRYING        FAIR        CARRYING        FAIR
                                      AMOUNT        VALUE         AMOUNT        VALUE
                                    ----------    ----------    ----------    ----------
Cash and cash equivalents.........  $   69,761    $   69,761    $   56,303    $   56,303
Notes receivable, net (including
  current portion)................      48,052        49,900        49,375        51,800
Beverly Indemnity funds...........      94,472        94,821        58,284        59,806
REMIC investment..................       8,052         8,084        17,974        18,000
Long-term obligations (including
  current portion)................   1,145,082     1,161,031     1,151,548     1,175,000

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

9. ADDITIONAL INFORMATION

     Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Effective

                           BEVERLY ENTERPRISES, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

9. ADDITIONAL INFORMATION -- (CONTINUED)
January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS") and distributed certain of its wholly-owned subsidiaries to Beverly Delaware in an effort to better focus management's attention on specific services delivered by the Company within the long-term healthcare arena. Beverly Delaware (the parent) provides financial, administrative and legal services to its subsidiaries, including BHRS, for which it charges management fees.

     The following summarized financial information concerning BHRS is being reported because BHRS's 7 5/8% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly-held. Beverly Delaware is co-obligor of these Debt Securities. Summary financial information for BHRS is as follows (in thousands):

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1996           1995           1994
                                                          ------------   ------------   ------------
Total revenues..........................................   $2,717,360     $2,797,348     $2,985,107
Total costs and expenses................................    2,581,647      2,780,463      2,870,529
Income before extraordinary charge......................       80,071          7,598         76,767
Net income..............................................       78,345          7,598         74,777

                                                             AS OF          AS OF
                                                          DECEMBER 31,   DECEMBER 31,
                                                              1996           1995
                                                          ------------   ------------
Current assets..........................................   $  369,501     $  421,641
Long-term assets........................................    1,404,292      1,365,413
Current liabilities.....................................      184,887        367,074
Long-term liabilities...................................      795,593        709,515

                           BEVERLY ENTERPRISES, INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                                                             1996                                         1995
                                    ------------------------------------------------------   ------------------------------
                                      1ST        2ND        3RD        4TH        TOTAL        1ST        2ND        3RD
                                    --------   --------   --------   --------   ----------   --------   --------   --------
Total revenues....................  $814,507   $801,808   $825,939   $838,774   $3,281,028   $799,119   $793,637   $838,410
                                    ========   ========   ========   ========   ==========   ========   ========   ========
Income (loss) before provision for
  (benefit from) income taxes and
  extraordinary charge............  $ 22,827   $ 28,325   $ 38,130   $ 36,225   $  125,507   $ 26,692   $ 23,074   $ 39,965
Provision for (benefit from)
  income taxes....................     9,131     11,330     15,252     37,768       73,481     10,143      8,768     15,187
                                    --------   --------   --------   --------   ----------   --------   --------   --------
Income (loss) before extraordinary
  charge..........................    13,696     16,995     22,878     (1,543)      52,026     16,549     14,306     24,778
Extraordinary charge..............        --         --         --     (1,726)      (1,726)        --         --         --
                                    --------   --------   --------   --------   ----------   --------   --------   --------
Net income (loss).................  $ 13,696   $ 16,995   $ 22,878   $ (3,269)  $   50,300   $ 16,549   $ 14,306   $ 24,778
                                    ========   ========   ========   ========   ==========   ========   ========   ========
Net income (loss) applicable to
  common shares...................  $ 13,696   $ 16,995   $ 22,878   $ (3,269)  $   50,300   $ 14,486   $ 12,244   $ 22,715
                                    ========   ========   ========   ========   ==========   ========   ========   ========
Income (loss) per share of common
  stock:
  Before extraordinary charge.....  $    .14   $    .16   $    .22   $   (.01)  $      .50   $    .17   $    .14   $    .23
  Extraordinary charge............        --         --         --       (.02)        (.02)        --         --         --
                                    --------   --------   --------   --------   ----------   --------   --------   --------
  Net income (loss)...............  $    .14   $    .16   $    .22   $   (.03)  $      .48   $    .17   $    .14   $    .23
                                    ========   ========   ========   ========   ==========   ========   ========   ========
Common stock price range:
    High..........................  $  12.38   $  12.63   $  12.13   $  13.75                $  14.75   $  16.13   $  14.38
    Low...........................  $  10.13   $  11.00   $   9.25   $  10.63                $  12.50   $  10.88   $  11.88

                                            1995
                                    ---------------------
                                      4TH        TOTAL
                                    --------   ----------
Total revenues....................  $811,615   $3,242,781
                                    ========   ==========
Income (loss) before provision for
  (benefit from) income taxes and
  extraordinary charge............  $(95,885)  $   (6,154)
Provision for (benefit from)
  income taxes....................   (32,129)       1,969
                                    --------   ----------
Income (loss) before extraordinary
  charge..........................   (63,756)      (8,123)
Extraordinary charge..............        --           --
                                    --------   ----------
Net income (loss).................  $(63,756)  $   (8,123)
                                    ========   ==========
Net income (loss) applicable to
  common shares...................  $(64,443)  $  (14,998)
                                    ========   ==========
Income (loss) per share of common
  stock:
  Before extraordinary charge.....  $   (.65)  $     (.16)
  Extraordinary charge............        --           --
                                    --------   ----------
  Net income (loss)...............  $   (.65)  $     (.16)
                                    ========   ==========
Common stock price range:
    High..........................  $  14.50
    Low...........................  $   9.00

     The Company had an annual effective tax rate of 59% for the year ended December 31, 1996 compared to a negative annual effective tax rate of 32% for the year ended December 31, 1995. The annual effective tax rate in 1996 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill associated with the MedView disposition (as discussed herein). In addition, the annual effective tax rate in 1995 was different than the federal statutory rate primarily due to the impact of nondeductible goodwill included in the adjustments resulting from the adoption of SFAS No. 121 (as defined herein).

     Where fully diluted earnings per share would be anti-dilutive, primary earnings per share was used.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1997, to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1997, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1997, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 1997, to be filed pursuant to Regulation 14A.

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

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

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

                           BEVERLY ENTERPRISES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                  (ITEM 14(A))

                                                                     PAGE
                                                                     ----
  1.   Consolidated financial statements:
       Report of Ernst & Young LLP, Independent Auditors...........    20
       Consolidated Balance Sheets at December 31, 1996 and 1995...    21
       Consolidated Statements of Operations for each of the three
       years in        the period ended December 31, 1996..........    22
       Consolidated Statements of Stockholders' Equity for each of
       the three years in        the period ended December 31,
       1996........................................................    23
       Consolidated Statements of Cash Flows for each of the three
       years in        the period ended December 31, 1996..........    24
       Notes to Consolidated Financial Statements..................    25
       Supplementary Data (Unaudited) -- Quarterly Financial
       Data........................................................    43
  2.   Consolidated financial statement schedule for each of the
       three years in      the period ended December 31, 1996:
       II -- Valuation and Qualifying Accounts.....................    46

     All other statements and schedules are omitted because they are either not applicable or the items do not exceed the various disclosure levels.

                           BEVERLY ENTERPRISES, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                          CHARGED                     DUE TO
                                            BALANCE AT   (CREDITED)                ACQUISITIONS                 BALANCE
                                            BEGINNING        TO                        AND                      AT END
               DESCRIPTION                   OF YEAR     OPERATIONS   WRITE-OFFS   DISPOSITIONS    OTHER        OF YEAR
               -----------                  ----------   ----------   ----------   ------------   --------      -------
Year ended December 31, 1996:
  Allowance for doubtful accounts:
     Accounts receivable -- patient.......   $22,860      $ 28,637     $(29,163)     $  2,555     $    729      $25,618
     Accounts receivable -- nonpatient....       813            56         (223)           --           (9)         637*
     Notes receivable.....................     4,953          (149)        (257)           24          380        4,951
                                             -------      --------     --------      --------     --------      -------
                                             $28,626      $ 28,544     $(29,643)     $  2,579     $  1,100      $31,206
                                             =======      ========     ========      ========     ========      =======
Year ended December 31, 1995:
  Allowance for doubtful accounts:
     Accounts receivable -- patient.......   $28,293      $ 21,008     $(30,326)     $  3,885     $     --      $22,860
     Accounts receivable -- nonpatient....     2,802        (1,919)         (70)           --           --          813*
     Notes receivable.....................     6,429        (3,200)         (61)        1,285          500        4,953
                                             -------      --------     --------      --------     --------      -------
                                             $37,524      $ 15,889     $(30,457)     $  5,170     $    500      $28,626
                                             =======      ========     ========      ========     ========      =======
  Valuation allowance on deferred tax
     assets...............................   $   198      $   (198)    $     --      $     --     $     --      $    --
                                             =======      ========     ========      ========     ========      =======
Year ended December 31, 1994:
  Allowance for doubtful accounts:
     Accounts receivable -- patient.......   $19,999      $ 18,124     $(20,109)     $ 10,339     $    (60)     $28,293
     Accounts receivable -- nonpatient....       343           233         (334)           --        2,560        2,802*
     Notes receivable.....................    10,440        (4,250)         (58)           --          297        6,429
                                             -------      --------     --------      --------     --------      -------
                                             $30,782      $ 14,107     $(20,501)     $ 10,339     $  2,797      $37,524
                                             =======      ========     ========      ========     ========      =======
  Accrued restructuring costs.............   $34,310      $ (2,400)    $     --      $(15,684)    $(16,226)(1)  $    --
                                             =======      ========     ========      ========     ========      =======
  Valuation allowance on deferred tax
assets....................................   $15,097      $(14,899)    $     --      $     --     $     --      $   198
                                             =======      ========     ========      ========     ========      =======

---------------

 * Includes amounts classified in long-term other assets as well as current assets.

(1) Primarily relates to costs of relocating certain administrative, operational and management information system support functions.

                           BEVERLY ENTERPRISES, INC.

                               INDEX TO EXHIBITS
                                (ITEM 14(A)(3))

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
    3.1      Restated Certificate of Incorporation of Beverly
             Enterprises, Inc. (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Current Report on Form 8-K
             dated July 31, 1987)
    3.2      By-Laws of Beverly Enterprises, Inc. (incorporated by
             reference to Exhibit 3 to Beverly Enterprises, Inc.'s
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1992)
    4.1      Indenture dated as of February 1, 1996 between Beverly
             Enterprises, Inc. and Chemical Bank, as Trustee, with
             respect to Beverly Enterprises, Inc.'s 9% Senior Notes due
             February 15, 2006 (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
             for the year ended December 31, 1995)
    4.2      Indenture dated as of August 1, 1993 between Beverly
             Enterprises, Inc. and Chemical Bank, as Trustee, with
             respect to Beverly Enterprises, Inc.'s 5 1/2% Convertible
             Subordinated Debentures due August 1, 2018, issuable upon
             exchange of Beverly Enterprises, Inc.'s $2.75 Cumulative
             Convertible Exchangeable Preferred Stock (the "Subordinated
             Debenture Indenture") (incorporated by reference to Exhibit
             4.10 to Beverly Enterprises, Inc.'s Quarterly Report on Form
             10-Q for the quarter ended June 30, 1993)
    4.3      Certificate of Designation, Powers, Preferences and Rights,
             and the Qualifications, Limitations or Restrictions Thereof,
             of the Series of Preferred Stock to be designated $2.75
             Cumulative Convertible Exchangeable Preferred Stock of
             Beverly Enterprises, Inc. (the "$2.75 Certificate of
             Designation") (incorporated by reference to Exhibit 4.12 to
             Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1993)
    4.4      Indenture dated as of April 1, 1993 (the "First Mortgage
             Bond Indenture"), among Beverly Enterprises, Inc., Delaware
             Trust Company, as Corporate Trustee, and Richard N. Smith,
             as Individual Trustee, with respect to First Mortgage Bonds
             (incorporated by reference to Exhibit 4.1 to Beverly
             Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1993)
    4.5      First Supplemental Indenture dated as of April 1, 1993 to
             the First Mortgage Bond Indenture, with respect to 8 3/4%
             First Mortgage Bonds due 2008 (incorporated by reference to
             Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly Report
             on Form 10-Q for the quarter ended March 31, 1993)
    4.6      Second Supplemental Indenture dated as of July 1, 1993 to
             the First Mortgage Bond Indenture, with respect to 8 5/8%
             First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to
             Beverly Enterprises, Inc.'s Current Report on Form 8-K dated
             July 15, 1993) (incorporated by reference to Exhibit 4.15 to
             Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1993)
    4.7      Indenture dated as of December 30, 1993 (the "Notes
             Indenture"), between Beverly Enterprises, Inc. and Boatmen's
             Trust Company, as Trustee, with respect to the Notes
             (incorporated by reference to Exhibit 4.2 to Beverly
             Enterprises, Inc.'s Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))
    4.8      First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8 3/4% Notes due
             2003 (incorporated by reference to Exhibit 4.4 to Beverly
             Enterprises, Inc.'s Current Report on Form 8-K dated January
             4, 1994)

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
    4.9      Rights Agreement dated as of September 29, 1994, between
             Beverly Enterprises, Inc. and The Bank of New York, as
             Rights Agent (incorporated by reference to Exhibit 1 to
             Beverly Enterprises, Inc.'s Registration Statement on Form
             8-A filed on October 18, 1994)
    4.10     Amendment, dated as of April 6, 1995, to the Rights
             Agreement between Beverly Enterprises, Inc. and The Bank of
             New York, as Rights Agent (incorporated by reference to
             Exhibit 4.20 to Beverly Enterprises, Inc.'s Quarterly Report
             on Form 10-Q for the quarter ended June 30, 1995)
                   In accordance with item 601(b)(4)(iii) of Regulation
                   S-K, certain instruments pertaining to Beverly
                   Enterprises, Inc.'s long-term obligations have not
                   been filed; copies thereof will be furnished to the
                   Securities and Exchange Commission upon request.
   10.1*     Amended and Restated 1981 Beverly Incentive Stock Option
             Plan (incorporated by reference to Post-Effective Amendment
             No. 2 on Form S-8 to Beverly Enterprises, Inc.'s
             Registration Statement on Form S-4 filed on July 31, 1987
             (File No. 33-13243))
   10.2*     1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to
             Beverly Enterprises, Inc.'s Registration Statement on Form
             S-4 filed on July 31, 1987 (File No. 33-13243))
   10.3*     Amended and Restated Beverly Enterprises, Inc. 1993
             Long-Term Incentive Stock Plan (the "1993 Plan") (as amended by Amendment No. 1) (incorporated by reference to Exhibit
             10.4 to Beverly Enterprises, Inc.'s Quarterly Report on Form
             10-Q for the quarter ended June 30, 1994)
   10.4*     Beverly Enterprises, Inc. Annual Incentive Plan
             (incorporated by reference to Exhibit 10.4 to Beverly
             Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.5*     Form of Other Stock Unit Agreement under the 1993 Plan
             (incorporated by reference to Exhibit 10.5 to Beverly
             Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.6*     Form of Phantom Unit Agreement under the 1993 Plan
             (incorporated by reference to Exhibit 10.6 to Beverly
             Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995)
   10.7*     Form of Performance Share Award Agreement under the 1993
             Plan (incorporated by reference to Exhibit 10.7 to Beverly
             Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995)
   10.8*     Beverly Enterprises, Inc. 1996 Long-Term Incentive Plan
             (incorporated by reference to Exhibit 10.1 to Beverly
             Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1996)
   10.9*     Retirement Plan for Outside Directors (incorporated by
             reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1993)
   10.10*    Beverly Enterprises, Inc. Non-Employee Directors' Stock
             Option Plan (incorporated by reference to Exhibit 4.1 to
             Beverly Enterprises, Inc.'s Registration Statement on Form
             S-8 filed on September 21, 1994 (File No. 33-55571))
   10.11*    Executive Medical Reimbursement Plan (incorporated by
             reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s
             Annual Report on Form 10-K for the year ended December 31,
             1987)

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
   10.12*    Amended and Restated Beverly Enterprises, Inc. Executive
             Life Insurance Plan and Summary Plan Description (the
             "Executive Life Plan") (incorporated by reference to Exhibit
             10.7 to Beverly Enterprises, Inc.'s Annual Report on Form
             10-K for the year ended December 31, 1993)
   10.13*    Amendment No. 1, effective September 29, 1994, to the
             Executive Life Plan (incorporated by reference to Exhibit
             10.10 to Beverly Enterprises, Inc.'s Registration Statement
             on Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.14*    Executive Physicals Policy (incorporated by reference to
             Exhibit 10.8 to Beverly Enterprises, Inc.'s Quarterly Report
             on Form 10-Q for the quarter ended June 30, 1993)
   10.15*    Amended and Restated Deferred Compensation Plan effective
             July 18, 1991 (incorporated by reference to Exhibit 10.6 to
             Beverly Enterprises, Inc.'s Annual Report on Form 10-K for
             the year ended December 31, 1991)
   10.16*    Amendment No. 1, effective September 29, 1994, to the
             Deferred Compensation Plan (incorporated by reference to
             Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration
             Statement on Form S-4 filed on February 13, 1995 (File No.
             33-57663))
   10.17*    Executive Retirement Plan (incorporated by reference to
             Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on
             Form 10-K for the year ended December 31, 1987)
   10.18*    Amendment No. 1, effective as of July 1, 1991, to the
             Executive Retirement Plan (incorporated by reference to
             Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report on
             Form 10-K for the year ended December 31, 1991)
   10.19*    Amendment No. 2, effective as of December 12, 1991, to the
             Executive Retirement Plan (incorporated by reference to
             Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on
             Form 10-K for the year ended December 31, 1991)
   10.20*    Amendment No. 3, effective as of July 31, 1992, to the
             Executive Retirement Plan (incorporated by reference to
             Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual Report
             on Form 10-K for the year ended December 31, 1992)
   10.21*    Amendment No. 4, effective as of January 1, 1993, to the
             Executive Retirement Plan (incorporated by reference to
             Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report
             on Form 10-K for the year ended December 31, 1994)
   10.22*    Amendment No. 5, effective as of September 29, 1994, to the
             Executive Retirement Plan (incorporated by reference to
             Exhibit 10.19 to Beverly Enterprises, Inc.'s Annual Report
             on Form 10-K for the year ended December 31, 1994)
   10.23*    Beverly Enterprises, Inc. Executive Deferred Compensation
             Plan
   10.24*    Beverly Enterprises, Inc. Supplemental Long-Term Disability
             Plan
   10.25*    Form of Indemnification Agreement between Beverly
             Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to
             Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1987)
   10.26*    Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights
             (incorporated by reference to Exhibit 19.5 to Beverly
             Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1987)
   10.27*    Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights
             (incorporated by reference to Exhibit 19.6 to Beverly
             Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1987)

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
   10.28*    Agreement dated December 29, 1986 between Beverly
             Enterprises, Inc. and Stephens Inc. (incorporated by
             reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s
             Registration Statement on Form S-1 filed on January 18, 1990
             (File No. 33-33052))
   10.29*    Severance Plan for Corporate and Regional Employees
             effective December 1, 1989 (incorporated by reference to
             Exhibit 10.21 to Amendment No. 1 to Beverly Enterprises,
             Inc.'s Registration Statement on Form S-1 filed on February
             26, 1990 (File No. 33-33052))
   10.30*    Form of Restricted Stock Performance Agreement dated June
             28, 1990 under the 1985 Beverly Nonqualified Stock Option
             Plan (incorporated by reference to Exhibit 10.22 to Beverly
             Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))
   10.31*    Employment Contract, made as of December 8, 1995, between
             Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to Exhibit 10.2 to Beverly Enterprises, Inc.'s
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1996)
   10.32*    Employment Contract, made as of December 8, 1995, between
             Beverly Enterprises, Inc. and Boyd W. Hendrickson
             (incorporated by reference to Exhibit 10.3 to Beverly
             Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1996)
   10.33*    Employment Contract, made as of June 3, 1996, between
             Beverly Enterprises, Inc. and C. Arnold Renschler
             (incorporated by reference to Exhibit 10.4 to Beverly
             Enterprises, Inc.'s Quarterly Report on Form 10-Q for the
             quarter ended June 30, 1996)
   10.34*    Amendment to Employment Contract between Beverly
             Enterprises, Inc. and C. Arnold Renschler
   10.35*    Addendum to Employment Contract between Beverly Enterprises,
             Inc. and C. Arnold Renschler (incorporated by reference to
             Exhibit 10.5 to Beverly Enterprises, Inc.'s Quarterly Report
             on Form 10-Q for the quarter ended June 30, 1996)
   10.36*    Form of Change In Control Severance Agreement, made as of
             December 8, 1995, between Beverly Enterprises, Inc. and its
             Executive Vice Presidents (incorporated by reference to
             Exhibit 10.31 to Beverly Enterprises, Inc.'s Annual Report
             on Form 10-K for the year ended December 31, 1995)
   10.37*    Form of Change In Control Severance Agreement, made as of
             December 8, 1995, between Beverly Enterprises, Inc. and
             certain of its officers (incorporated by reference to
             Exhibit 10.32 to Beverly Enterprises, Inc.'s Annual Report
             on Form 10-K for the year ended December 31, 1995)
   10.38*    Form of Change In Control Severance Agreement, made as of
             December 8, 1995, between Beverly Enterprises, Inc. and
             David L. Redmond (incorporated by reference to Exhibit 10.33 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K
             for the year ended December 31, 1995)
   10.39*    Form of First Amendment to Change In Control Severance
             Agreement between Beverly Enterprises, Inc. and David L.
             Redmond (incorporated by reference to Exhibit 10.34 to
             Beverly Enterprises, Inc.'s Annual Report on Form 10-K for
             the year ended December 31, 1995)
   10.40*    Beverly Enterprises Company Car Policy effective May 1, 1988
             (incorporated by reference to Exhibit 10.18 to Beverly
             Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)

  EXHIBIT
   NUMBER                            DESCRIPTION
  -------                            -----------
   10.41*    American Transitional Hospitals, Inc. 1993 Nonqualified
             Stock Option Plan assumed by Beverly Enterprises, Inc.
             (incorporated by reference to Exhibit 10.39 to Beverly
             Enterprises, Inc.'s Registration Statement on Form S-4
             (Amendment No. 1) filed on August 5, 1994 (File No.
             33-54501))
   10.42     Master Lease Document -- General Terms and Conditions dated
             December 30, 1985 for Leases between Beverly California
             Corporation and various subsidiaries thereof as lessees and
             Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit 10.12 to Beverly California
             Corporation's Annual Report on Form 10-K for the year ended
             December 31, 1985)
   10.43     Agreement dated as of December 29, 1986 among Beverly
             California Corporation, Beverly Enterprises -- Texas, Inc.,
             Stephens Inc. and Real Properties, Inc. (incorporated by
             reference to Exhibit 28 to Beverly California Corporation's
             Current Report on Form 8-K dated December 30, 1986) and
             letter agreement dated as of July 31, 1987 among Beverly
             Enterprises, Inc., Beverly California Corporation, Beverly
             Enterprises -- Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to
             Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1987)
   10.44     Amended and Restated Credit Agreement, dated as of December
             20, 1996, among Beverly Enterprises, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as
             Issuing Bank and as Agent
   10.45     Trust Indenture dated as of December 1, 1994 from Beverly
             Funding Corporation, as Issuer, to Chemical Bank, as Trustee
             (the "Chemical Indenture") (incorporated by reference to
             Exhibit 10.45 to Beverly Enterprises, Inc.'s Registration
             Statement on Form S-4 filed on February 13, 1995 (File No.
             33-57663))
   10.46     Series Supplement dated as of December 1, 1994 to the
             Chemical Indenture (incorporated by reference to Exhibit
             10.46 to Beverly Enterprises, Inc.'s Registration Statement
             on Form S-4 filed on February 13, 1995 (File No. 33-57663))
   10.47     Data Processing Agreement, dated as of August 1, 1992, by
             and between Systematics Telecommunications Services, Inc.
             and Beverly California Corporation (incorporated by
             reference to Exhibit 10 to Beverly Enterprises, Inc.'s
             Quarterly Report on Form 10-Q for the quarter ended June 30,
             1992)
   10.48     Form of Irrevocable Trust Agreement for the Beverly
             Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit 10.55 to Beverly Enterprises, Inc.'s
             Registration Statement on Form S-4 filed on February 13,
             1995 (File No. 33-57663))
   11.1      Computation of Net Income (Loss) Per Share for the years
             ended December 31, 1996, 1995, 1994, 1993 and 1992
   21.1      Subsidiaries of Registrant
   23.1      Consent of Ernst & Young LLP, Independent Auditors
   27.1      Financial Data Schedule for the year ended December 31, 1996

---------------

* Exhibits 10.1 through 10.41 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEVERLY ENTERPRISES, INC.
                                            Registrant

Dated: March 27, 1997                       By:      /s/ DAVID R. BANKS
                                              ----------------------------------
                                                        David R. Banks
                                                 Chairman of the Board, Chief
                                                Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

                 /s/ DAVID R. BANKS                     Chairman of the Board, Chief
-----------------------------------------------------     Executive Officer and
                   David R. Banks                         Director                       March 27, 1997

               /s/ BOYD W. HENDRICKSON                  President, Chief Operating
-----------------------------------------------------     Officer and Director
                 Boyd W. Hendrickson                                                     March 27, 1997

                /s/ SCOTT M. TABAKIN                    Executive Vice President and
-----------------------------------------------------     Chief Financial Officer
                  Scott M. Tabakin                                                       March 27, 1997

                /s/ PAMELA H. DANIELS                   Vice President, Controller and
-----------------------------------------------------     Chief Accounting Officer
                  Pamela H. Daniels                                                      March 27, 1997

              /s/ BERYL F. ANTHONY, JR.                 Director
-----------------------------------------------------
                Beryl F. Anthony, Jr.                                                    March 27, 1997

                 /s/ JAMES R. GREENE                    Director
-----------------------------------------------------
                   James R. Greene                                                       March 27, 1997

                  EDITH E. HOLIDAY                      Director
-----------------------------------------------------
                  Edith E. Holiday                                                       March 27, 1997

                /s/ JON E. M. JACOBY                    Director
-----------------------------------------------------
                  Jon E. M. Jacoby                                                       March 27, 1997

             /s/ RISA J. LAVIZZO-MOUREY                 Director
-----------------------------------------------------
               Risa J. Lavizzo-Mourey                                                    March 27, 1997

                  /s/ LOUIS W. MENK                     Director
-----------------------------------------------------
                    Louis W. Menk                                                        March 27, 1997

               /s/ MARILYN R. SEYMANN                   Director
-----------------------------------------------------
                 Marilyn R. Seymann                                                      March 27, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 3.1 Restated Certificate of Incorporation of Beverly Enterprises, Inc. (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Current Report on Form 8-K dated July 31, 1987)

 3.2       By-Laws of Beverly Enterprises, Inc.(incorporated by reference to
           Exhibit 3 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)

 4.1 Indenture dated as of February 1, 1996 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s 9% Senior Notes due February 15, 2006 (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1995)

 4.2 Indenture dated as of August 1, 1993 between Beverly Enterprises, Inc. and Chemical Bank, as Trustee, with respect to Beverly Enterprises, Inc.'s 5 1/2% Convertible Subordinated Debentures due August 1, 2018, issuable upon exchange of Beverly Enterprises, Inc.'s $2.75 Cumulative Convertible Exchangeable Preferred Stock (the "Subordinated Debenture Indenture") (incorporated by reference to Exhibit 4.10 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

 4.3 Certificate of Designation, Powers, Preferences and Rights, and the Qualifications, Limitations or Restrictions Thereof, of the Series of Preferred Stock to be designated $2.75 Cumulative Convertible Exchangeable Preferred Stock of Beverly Enterprises, Inc. (the "$2.75 Certificate of Designation")(incorporated by reference to
           Exhibit 4.12 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

 4.4 Indenture dated as of April 1, 1993 (the "First Mortgage Bond Indenture"), among Beverly Enterprises, Inc., Delaware Trust Company, as Corporate Trustee, and Richard N. Smith, as Individual Trustee, with respect to First Mortgage Bonds (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

 4.5 First Supplemental Indenture dated as of April 1, 1993 to the First Mortgage Bond Indenture, with respect to 8 3/4% First Mortgage Bonds due 2008 (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

 4.6 Second Supplemental Indenture dated as of July 1, 1993 to the First Mortgage Bond Indenture, with respect to 85/8% First Mortgage Bonds due 2008 (replaces Exhibit 4.1 to Beverly Enterprises, Inc.'s Current Report on Form 8-K dated July 15, 1993)(incorporated by reference to Exhibit 4.15 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

 4.7 Indenture dated as of December 30, 1993 (the "Notes Indenture"), between Beverly Enterprises, Inc. and Boatmen's Trust Company, as Trustee, with respect to the Notes (incorporated by reference to Exhibit 4.2 to Beverly Enterprises, Inc.'s Registration Statement on Form S-3 filed on November 9, 1993 (File No. 33-50965))

 4.8 First Supplemental Indenture dated as of December 30, 1993 to the Notes Indenture, with respect to 8 3/4% Notes due 2003 (incorporated by reference to Exhibit 4.4 to Beverly Enterprises, Inc.'s Current Report on Form 8-K dated January 4, 1994)

 4.9 Rights Agreement dated as of September 29, 1994, between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Beverly Enterprises, Inc.'s Registration Statement on Form 8-A filed on October 18, 1994)

 4.10 Amendment, dated as of April 6, 1995, to the Rights Agreement between Beverly Enterprises, Inc. and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.20 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)

               In accordance with item 601(b)(4)(iii) of Regulation S-K, certain instruments pertaining to Beverly Enterprises, Inc.'s long-term obligations have not been filed; copies thereof will be furnished to the Securities and Exchange Commission upon request.

10.1* Amended and Restated 1981 Beverly Incentive Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33-13243))

10.2* 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Post-Effective Amendment No. 2 on Form S-8 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on July 31, 1987 (File No. 33- 13243))

 10.3* Amended and Restated Beverly Enterprises, Inc. 1993 Long-Term Incentive Stock Plan (the "1993 Plan") (as amended by Amendment No.
           1) (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

 10.4* Beverly Enterprises, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

 10.5* Form of Other Stock Unit Agreement under the 1993 Plan (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

 10.6* Form of Phantom Unit Agreement under the 1993 Plan (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995)

 10.7* Form of Performance Share Award Agreement under the 1993 Plan (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1995)

 10.8* Beverly Enterprises, Inc. 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
           1996)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.9*     Retirement Plan for Outside Directors (incorporated by reference to
           Exhibit 10.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

 10.10* Beverly Enterprises, Inc. Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4.1 to Beverly Enterprises, Inc.'s Registration Statement on Form S-8 filed on September 21, 1994 (File No. 33- 55571))

 10.11*    Executive Medical Reimbursement Plan (incorporated by reference to
           Exhibit 10.5 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987)

 10.12* Amended and Restated Beverly Enterprises, Inc. Executive Life Insurance Plan and Summary Plan Description (the "Executive Life Plan") (incorporated by reference to Exhibit 10.7 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993)

 10.13* Amendment No. 1, effective September 29, 1994, to the Executive Life Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

 10.14*    Executive Physicals Policy (incorporated by reference to Exhibit
           10.8 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

 10.15* Amended and Restated Deferred Compensation Plan effective July 18, 1991 (incorporated by reference to Exhibit 10.6 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)

 10.16* Amendment No. 1, effective September 29, 1994, to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

 10.17* Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1987)

 10.18* Amendment No. 1, effective as of July 1, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.8 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)

 10.19* Amendment No. 2, effective as of December 12, 1991, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.9 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991)

 10.20* Amendment No. 3, effective as of July 31, 1992, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.10 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992)

 10.21* Amendment No. 4, effective as of January 1, 1993, to the Executive Retirement Plan (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)

 10.22* Amendment No. 5, effective as of September 29, 1994, to the Executive Retirement Plan (incorporated by reference to Exhibit
           10.19 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994)

 10.23*    Beverly Enterprises, Inc. Executive Deferred Compensation Plan

 10.24*    Beverly Enterprises, Inc. Supplemental Long-Term Disability Plan

 10.25* Form of Indemnification Agreement between Beverly Enterprises, Inc. and its officers, directors and certain of its employees (incorporated by reference to Exhibit 19.14 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30,
           1987)

 10.26* Form of request by Beverly Enterprises, Inc. to certain of its officers or directors relating to indemnification rights (incorporated by reference to Exhibit 19.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)

 10.27* Form of request by Beverly Enterprises, Inc. to certain of its officers or employees relating to indemnification rights (incorporated by reference to Exhibit 19.6 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1987)

 10.28* Agreement dated December 29, 1986 between Beverly Enterprises, Inc. and Stephens Inc. (incorporated by reference to Exhibit 10.20 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on January 18, 1990 (File No. 33-33052))

 10.29* Severance Plan for Corporate and Regional Employees effective December 1, 1989 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on February 26, 1990 (File No. 33-33052))

 10.30* Form of Restricted Stock Performance Agreement dated June 28, 1990 under the 1985 Beverly Nonqualified Stock Option Plan (incorporated by reference to Exhibit 10.22 to Beverly Enterprises, Inc.'s Registration Statement on Form S-1 filed on July 30, 1990 (File No. 33-36109))

 10.31* Employment Contract, made as of December 8, 1995, between Beverly Enterprises, Inc. and David R. Banks (incorporated by reference to
           Exhibit 10.2 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

 10.32* Employment Contract, made as of December 8, 1995, between Beverly Enterprises, Inc. and Boyd W. Hendrickson (incorporated by reference to Exhibit 10.3 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

 10.33* Employment Contract, made as of June 3, 1996, between Beverly Enterprises, Inc. and C. Arnold Renschler (incorporated by reference to Exhibit 10.4 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

 10.34* Amendment to Employment Contract between Beverly Enterprises, Inc. and C. Arnold Renschler

 10.35* Addendum to Employment Contract between Beverly Enterprises, Inc. and C. Arnold Renschler (incorporated by reference to Exhibit 10.5 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

 10.36* Form of Change In Control Severance Agreement, made as of December 8, 1995, between Beverly Enterprises, Inc.and its Executive Vice Presidents (incorporated by reference to Exhibit 10.31 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995)

 10.37* Form of Change In Control Severance Agreement, made as of December 8, 1995, between Beverly Enterprises, Inc. and certain of its officers (incorporated by reference to Exhibit 10.32 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995)

 10.38* Form of Change In Control Severance Agreement, made as of December 8, 1995, between Beverly Enterprises, Inc. and David L. Redmond (incorporated by reference to Exhibit 10.33 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1995)

 10.39* Form of First Amendment to Change In Control Severance Agreement between Beverly Enterprises, Inc. and David L. Redmond (incorporated by reference to Exhibit 10.34 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995)

 10.40* Beverly Enterprises Company Car Policy effective May 1, 1988 (incorporated by reference to Exhibit 10.18 to Beverly Enterprises, Inc.'s Annual Report on Form 10-K for the year ended December 31,
           1992)

 10.41* American Transitional Hospitals, Inc. 1993 Nonqualified Stock Option Plan assumed by Beverly Enterprises, Inc. (incorporated by reference to Exhibit 10.39 to Beverly Enterprises, Inc.'s Registration Statement on Form S- 4 (Amendment No. 1) filed on August 5, 1994 (File No. 33-54501))

 10.42 Master Lease Document -- General Terms and Conditions dated December 30, 1985 for Leases between Beverly California Corporation and various subsidiaries thereof as lessees and Beverly Investment Properties, Inc. as lessor (incorporated by reference to Exhibit
           10.12 to Beverly California Corporation's Annual Report on Form 10-K for the year ended December 31, 1985)

 10.43 Agreement dated as of December 29, 1986 among Beverly California Corporation, Beverly Enterprises -- Texas, Inc., Stephens Inc. and Real Properties, Inc. (incorporated by reference to Exhibit 28 to Beverly California Corporation's Current Report on Form 8-K dated December 30, 1986) and letter agreement dated as of July 31, 1987 among Beverly Enterprises, Inc., Beverly California Corporation, Beverly Enterprises -- Texas, Inc. and Stephens Inc. with reference thereto (incorporated by reference to Exhibit 19.13 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1987)

 10.44 Amended and Restated Credit Agreement, dated as of December 20, 1996, among Beverly Enterprises, Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Issuing Bank and as Agent

 10.45 Trust Indenture dated as of December 1, 1994 from Beverly Funding Corporation, as Issuer, to Chemical Bank, as Trustee (the "Chemical Indenture") (incorporated by reference to Exhibit 10.45 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

 10.46 Series Supplement dated as of December 1, 1994 to the Chemical Indenture (incorporated by reference to Exhibit 10.46 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

 10.47 Data Processing Agreement, dated as of August 1, 1992, by and between Systematics Telecommunications Services, Inc. and Beverly California Corporation (incorporated by reference to Exhibit 10 to Beverly Enterprises, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992)

 10.48 Form of Irrevocable Trust Agreement for the Beverly Enterprises, Inc. Executive Benefits Plan (incorporated by reference to Exhibit
           10.55 to Beverly Enterprises, Inc.'s Registration Statement on Form S-4 filed on February 13, 1995 (File No. 33-57663))

 11.1 Computation of Net Income (Loss) Per Share for the years ended December 31, 1996, 1995, 1994, 1993 and 1992

 21.1      Subsidiaries of Registrant

 23.1      Consent of Ernst & Young LLP, Independent Auditors

 27.1      Financial Data Schedule for the year ended December 31, 1996

           * Exhibits 10.1 through 10.41 are the management contracts, compensatory plans, contracts and arrangements in which any director or named executive officer participates.