Form 10-Q
period 1997-03-31
BEVERLY ENTERPRISES INC /DE/
filed 1997-05-13
CIK 812305

===============================================================================
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                  TO
          ------     ------

                         COMMISSION FILE NUMBER 1-9550


                           BEVERLY ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                               95-4100309
         (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)


      5111 ROGERS AVENUE, SUITE 40-A
            FORT SMITH, ARKANSAS                           72919-0155
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


       SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING,
         EXCLUSIVE OF TREASURY SHARES, AT APRIL 30, 1997 -- 99,037,934


-------------------------------------------------------------------------------
===============================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1997

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                       ----
         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets.................................................          2
                         Condensed Consolidated Statements of Income...........................................          3
                         Condensed Consolidated Statements of Cash Flows.......................................          4
                         Notes to Condensed Consolidated Financial Statements..................................          5
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations........................................................          7

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................................         11
         Item 6.  Exhibits and Reports on Form 8-K.............................................................         11

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)


                                                             MARCH 31,     DECEMBER 31,
                                                               1997            1996
                                                           ------------    ------------
                                                            (UNAUDITED)        (NOTE)
                                    ASSETS
Current assets:
   Cash and cash equivalents ...........................   $     64,136    $     69,761
   Accounts receivable - patient,
     less allowance for doubtful accounts:
     1997--$26,161; 1996--$25,618 ......................        522,415         491,063
   Accounts receivable - nonpatient,
     less allowance for doubtful accounts:
     1997--$275; 1996--$401 ............................         11,628          13,480
   Notes receivable ....................................         10,572          10,746
   Operating supplies ..................................         56,661          55,348
   Deferred income taxes ...............................         13,320          14,543
   Prepaid expenses and other ..........................         42,505          42,304
                                                           ------------    ------------
      Total current assets .............................        721,237         697,245
Property and equipment, net of accumulated
     depreciation and amortization:
     1997--$655,785; 1996--$643,085 ....................      1,262,671       1,248,785
Other assets:
   Notes receivable, less
     allowance for doubtful notes:
     1997--$5,143; 1996--$4,951 ........................         29,206          37,306
   Designated and restricted funds .....................         81,346          75,848
   Goodwill, net .......................................        372,637         356,197
   Other, net ..........................................        115,301         109,701
                                                           ------------    ------------
      Total other assets ...............................        598,490         579,052
                                                           ------------    ------------
                                                           $  2,582,398    $  2,525,082
                                                           ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................   $    122,467    $     99,121
   Accrued wages and related liabilities ...............        136,863         131,072
   Accrued interest ....................................         13,714          16,969
   Other accrued liabilities ...........................         84,516          93,042
   Current portion of long-term obligations ............         36,361          38,826
                                                           ------------    ------------
      Total current liabilities ........................        393,921         379,030
Long-term obligations ..................................      1,119,865       1,106,256
Deferred income taxes payable ..........................         87,980          83,610
Other liabilities and deferred items ...................         99,305          95,091
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares
     authorized:  25,000,000 ...........................           --              --
   Common stock, shares issued:
     1997--104,595,272; 1996--104,432,848 ..............         10,460          10,443
   Additional paid-in capital ..........................        776,424         774,672
   Retained earnings ...................................        152,420         133,957
   Treasury stock, at cost:  5,423,408 shares ..........        (57,977)        (57,977)
                                                           ------------    ------------
      Total stockholders' equity .......................        881,327         861,095
                                                           ------------    ------------
                                                           $  2,582,398    $  2,525,082
                                                           ============    ============

NOTE: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        1997         1996
                                                     ----------   ----------
Net operating revenues ...........................   $  816,716   $  811,047
Interest income ..................................        3,565        3,460
                                                     ----------   ----------
       Total revenues ............................      820,281      814,507
Costs and expenses:
  Operating and administrative:
     Wages and related ...........................      449,782      449,995
     Other .......................................      289,930      293,484
  Interest .......................................       22,716       23,145
  Depreciation and amortization ..................       27,081       25,056
                                                     ----------   ----------
       Total costs and expenses ..................      789,509      791,680
                                                     ----------   ----------
Income before provision for income taxes .........       30,772       22,827
Provision for income taxes .......................       12,309        9,131
                                                     ----------   ----------
Net income .......................................   $   18,463   $   13,696
                                                     ==========   ==========

Net income per share of common stock:
    Primary:
       Net income per share of common stock ......   $     0.19   $     0.14
                                                     ==========   ==========
       Shares used to compute net income per share       99,411       99,978
                                                     ==========   ==========

    Fully diluted:
       Net income per share of common stock ......   $     0.18   $     0.13
                                                     ==========   ==========
       Shares used to compute net income per share      110,688      111,231
                                                     ==========   ==========


       Primary earnings per share for the three months ended March 31, 1997 and 1996 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of common stock equivalents (principally stock options), calculated using the treasury stock method. Fully diluted earnings per share for the three months ended March 31, 1997 and 1996 were computed as above and assumed conversion of the Company's 5 1/2% convertible subordinated debentures. Conversion of the Company's 7 5/8% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted in financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact is not expected to result in a change in the Company's primary earnings per share or fully diluted earnings per share (which will be renamed dilutive earnings per share) for the three months ended March 31, 1997 and 1996.



                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                   1997            1996
                                                                                               ------------    ------------
Cash flows from operating activities:
       Net income ..........................................................................   $     18,463    $     13,696
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ....................................................         27,081          25,056
          Provision for reserves and discounts on patient, notes and other receivables, net           6,378           6,550
          Amortization of deferred financing costs .........................................            662           1,893
          (Gains) losses on dispositions of facilities and other assets, net ...............          1,469          (2,212)
          Deferred taxes ...................................................................          5,740           3,264
          Net decrease in insurance related accounts .......................................         (1,364)         (7,131)
          Changes in operating assets and liabilities, net of acquisitions and dispositions:
              Accounts receivable - patient ................................................        (36,631)        (16,211)
              Operating supplies ...........................................................           (276)          1,610
              Prepaid expenses and other receivables .......................................           (950)         (1,162)
              Accounts payable and other accrued expenses ..................................         25,960          (5,166)
              Income taxes payable .........................................................         (4,751)         10,509
              Other, net ...................................................................            320             (21)
                                                                                               ------------    ------------
                 Total adjustments .........................................................         23,638          16,979
                                                                                               ------------    ------------
                 Net cash provided by operating activities .................................         42,101          30,675
Cash flows from investing activities:
       Payments for acquisitions, net of cash acquired .....................................        (30,829)        (10,630)
       Proceeds from dispositions of facilities and other assets ...........................            263           6,692
       Collections on notes receivable and REMIC investment ................................          8,981           3,006
       Capital expenditures ................................................................        (37,638)        (29,206)
       Other, net ..........................................................................            742          (4,016)
                                                                                               ------------    ------------
                 Net cash used for investing activities ....................................        (58,481)        (34,154)
Cash flows from financing activities:
       Revolver borrowings .................................................................        387,000         284,000
       Repayments of Revolver borrowings ...................................................       (363,000)       (333,000)
       Proceeds from issuance of long-term obligations .....................................          3,534         180,000
       Repayments of long-term obligations .................................................        (16,356)       (128,673)
       Purchase of common stock for treasury ...............................................         (2,397)           --
       Proceeds from exercise of stock options .............................................          1,855             361
       Deferred financing costs ............................................................           (320)         (5,242)
       Dividends paid on preferred stock ...................................................           --              (688)
       Proceeds from designated funds, net .................................................            439             472
                                                                                               ------------    ------------
                 Net cash provided by (used for) financing activities ......................         10,755          (2,770)
                                                                                               ------------    ------------
Net decrease in cash and cash equivalents ..................................................         (5,625)         (6,249)
Cash and cash equivalents at beginning of period ...........................................         69,761          56,303
                                                                                               ------------    ------------
Cash and cash equivalents at end of period .................................................   $     64,136    $     50,054
                                                                                               ============    ============

Supplemental schedule of cash flow information:
    Cash paid (received) during the period for:
       Interest (net of amounts capitalized) ...............................................   $     25,309    $     17,701
       Income tax payments (refunds), net ..................................................         11,320          (4,642)

                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                  (UNAUDITED)


   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

   Certain prior year amounts have been reclassified to conform with the 1997 presentation.

   (ii) The provisions for income taxes for the three months ended March 31, 1997 and 1996 were based on an estimated annual effective tax rate of 40%. The Company's estimated annual effective tax rates for 1997 and 1996 are different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The provisions for income taxes consist of the following for the three months ended March 31 (in thousands):

                                     1997         1996
                                 ----------   ----------
Federal:
     Current .................   $    5,298   $    4,553
     Deferred ................        4,840        2,765

State:
     Current .................        1,271        1,314
     Deferred ................          900          499
                                 ----------   ----------
                                 $   12,309   $    9,131
                                 ==========   ==========


  (iii) During the three months ended March 31, 1997, the Company purchased three previously leased nursing facilities (449 beds) and certain other assets including, among other things, 14 institutional pharmacies and six outpatient therapy clinics, for approximately $30,500,000 cash and approximately $1,400,000 closing and other costs. Also during such period, the Company terminated the leases on five nursing facilities (707 beds) and disposed of certain other assets for cash proceeds of approximately $600,000. The Company recognized net pre-tax losses during the first quarter of 1997 of approximately $1,500,000 as a result of these dispositions. The operations of these facilities were immaterial to the Company's consolidated financial position and results of operations.

   In March 1997, the Company entered into a definitive agreement to sell 49 of its skilled nursing facilities in the state of Texas to Complete Care Services, L.P. The transaction is scheduled to close during the second quarter of 1997 and is subject to normal regulatory review. The Company anticipates using the net cash proceeds generated from the sale for one or more of the following purposes: strategic investments; repay indebtedness; and repurchase Common Stock. The operations of these facilities are immaterial to the Company's consolidated financial position and results of operations.

                           BEVERLY ENTERPRISES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997

                                  (UNAUDITED)


   In April 1997, the Company entered into a definitive agreement with Capstone Pharmacy Services, Inc. ("Capstone") to combine Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, with Capstone (the "Merger") to create the nation's largest independent institutional pharmacy company. The Company will receive approximately $275,000,000 of cash as partial repayment for PCA's intercompany debt, with any remaining intercompany balance contributed to PCA's capital. In addition, Capstone will issue approximately 50,000,000 shares of its common stock to the Company's shareholders. The Company's shareholders are expected to receive approximately .44 shares of Capstone common stock for each share of the Company's Common Stock outstanding, based on the fully diluted number of shares of the Company's Common Stock outstanding at March 31, 1997, and will own approximately 57% of the combined pharmacy company after the combination. The exact conversion ratio of the Company's Common Stock to Capstone common shares will be determined based on the total number of shares of the Company's Common Stock outstanding on the effective date of the Merger. The Merger, which is subject to approvals by the shareholders of both the Company and Capstone, completion of the Distribution (as discussed below), and approvals by various government agencies, is expected to close by year-end.

   In connection with the Merger, the Company will transfer all of its non-PCA assets and liabilities to New Beverly Holdings, Inc. ("NBHI"), in exchange for the issuance of NBHI common stock. The Company will then distribute (the "Distribution") such NBHI common stock to the then current shareholders of the Company's Common Stock on a one-for-one basis. In connection with the Distribution, the Company will be required to restructure, repay or otherwise renegotiate substantially all of its outstanding debt instruments and renegotiate or make certain payments under various employment agreements with officers of the Company. The Company has not yet determined the impact this will have on its consolidated financial position, results of operations or cash flows.

   (iv) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

   (v) Effective July 31, 1987, Beverly Enterprises, a California corporation ("Beverly California"), became a wholly-owned subsidiary of Beverly Enterprises, Inc., a Delaware corporation ("Beverly Delaware"). Effective January 1, 1995, Beverly California changed its name to Beverly Health and Rehabilitation Services, Inc. ("BHRS"). Beverly Delaware (the parent) provides financial, administrative and legal services to its subsidiaries, including BHRS, for which it charges management fees.

   The following summarized unaudited financial information concerning BHRS is being reported because BHRS's 7 5/8% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly-held. Beverly Delaware is co-obligor of the Debt Securities. Summary unaudited financial information for BHRS is as follows (in thousands):


                                                THREE MONTHS ENDED       THREE MONTHS ENDED
                                                   MARCH 31, 1997           MARCH 31, 1996
                                                ------------------       ------------------
Total revenues................................      $  670,353               $   680,273
Total costs and expenses......................         642,355                   658,740
Net income....................................          16,799                    12,920


                                                       AS OF                    AS OF
                                                   MARCH 31, 1997        DECEMBER 31, 1996
                                                ------------------       ------------------
Current assets................................      $  388,467               $  369,501
Long-term assets..............................       1,413,184                1,404,292
Current liabilities...........................         192,050                  184,887
Long-term liabilities.........................         799,489                  795,593

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1997

                                  (UNAUDITED)


GENERAL

   Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both federal and state governments. Although no comprehensive healthcare, Medicare or Medicaid reform legislation has yet been implemented, pressures to contain costs and the active discussions between the Clinton Administration, Congress and various other groups have impacted the healthcare delivery system. Many states are experimenting with alternatives to traditional Medicaid delivery systems through federal waiver programs, and efforts to provide these services more efficiently will continue to be a priority. In August 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996 which, among other things, provides favorable changes in the tax treatment of long-term care insurance and allows inclusion of long-term care insurance in medical savings accounts. Although the Company believes this legislation will have a favorable impact on the long-term care industry, the full effect is not readily determinable. There can be no assurances made as to the ultimate impact of this, or future healthcare reform legislation, on the Company's consolidated financial position, results of operations or cash flows. However, future federal budget legislation and regulatory changes may negatively impact the Company.

   During the first quarter of 1997, proposed rules were issued by the Health Care Financing Administration of the Department of Health and Human Services which, if implemented in their proposed form, would establish guidelines for maximum reimbursement to skilled nursing facilities for contracted speech and occupational therapy services, based on equivalent salary amounts for on-staff therapists. In addition, these proposed rules would revise the salary equivalency rules already in effect for physical therapy services. The full effect of the new rules is not readily determinable as the details of the proposal have not yet been finalized; however, the Company does not expect this to have a material adverse effect on its consolidated results of operations or cash flows.

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

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1997

                                  (UNAUDITED)


OPERATING RESULTS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

   Net income was $18,463,000 for the first quarter of 1997, as compared to net income of $13,696,000 for the same period in 1996. Income before provision for income taxes was $30,772,000 for the first quarter of 1997, as compared to $22,827,000 for the same period in 1996. The Company had an estimated annual effective tax rate of 40% for the quarters ended March 31, 1997 and 1996. The Company's estimated annual effective tax rates for 1997 and 1996 were different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill.

   Net operating revenues increased approximately $5,700,000 for the first quarter of 1997, as compared to the same period in 1996. This increase consists of the following: increases of approximately $31,400,000 for facilities which the Company operated during each of the quarters ended March 31, 1997 and 1996 ("same facility operations"); increases of approximately $19,600,000 related to the acquisitions of eight nursing facilities in 1996, as well as certain pharmacy, hospice and outpatient therapy businesses acquired in 1996 and 1997; partially offset by decreases of approximately $45,300,000 due to the disposition of, or lease terminations on, five nursing facilities in 1997 and 83 nursing facilities and the Company's MedView Services unit ("MedView") in 1996. Operating and administrative costs decreased approximately $3,800,000 for the first quarter of 1997, as compared to the same period in 1996. This decrease consists of the following: decreases of approximately $39,300,000 due to the disposition of, or lease terminations on, certain nursing facilities and MedView, as mentioned above; partially offset by increases of approximately $17,900,000 for same facility operations and increases of approximately $17,600,000 related to the acquisitions mentioned above.

   The increase in net operating revenues for same facility operations for the first quarter of 1997, as compared to the same period in 1996, was due to the following: approximately $34,500,000 due primarily to increases in room and board rates; and approximately $9,600,000 due primarily to increases in pharmacy-related revenues and various other items. These increases in net operating revenues were partially offset by approximately $7,100,000 due to a decrease in same facility occupancy to 88.5% for the first quarter of 1997, as compared to 89.8% for the same period in 1996; and approximately $5,600,000 due to one less calendar day for the first quarter of 1997, as compared to the same period in 1996.

   The increase in operating and administrative costs for same facility operations for the first quarter of 1997, as compared to the same period in 1996, was due to the following: approximately $13,900,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $6,600,000 due to increases in pharmacy-related costs; approximately $2,100,000 due to increases in nursing supplies and other variable costs; and approximately $6,400,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $11,100,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

   Although depreciation and amortization expense increased only $2,000,000 as compared to the same period in 1996, it was affected by the following: approximately $3,000,000 increase primarily due to capital additions and improvements, as well as, acquisitions; partially offset by a decrease of approximately $1,000,000 related to the disposition of, or lease terminations on, certain nursing facilities and MedView.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted in financial statements for periods ending after

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1997

                                  (UNAUDITED)


December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact is not expected to result in a change in the Company's primary earnings per share or fully diluted earnings per share (which will be renamed dilutive earnings per share) for the three months ended March 31, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1997, the Company had approximately $64,100,000 in cash and cash equivalents and net working capital of approximately $327,300,000. The Company anticipates that approximately $19,600,000 of its existing cash at March 31, 1997, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $162,800,000 of unused commitments under its Revolver/Letter of Credit Facility as of March 31, 1997.

   Net cash provided by operating activities for the first quarter of 1997 was approximately $42,100,000, an increase of approximately $11,400,000 from the prior year. Net cash used for investing activities and net cash provided by financing activities were approximately $58,500,000 and $10,800,000, respectively, for the first quarter of 1997. The Company primarily used cash generated from operations, borrowings under its Revolver/Letter of Credit Facility, collections on notes receivable and cash on hand to fund capital expenditures totaling approximately $37,600,000; to fund acquisitions of approximately $30,800,000; and to repay approximately $16,400,000 of long-term obligations.

   In March 1997, the Company entered into a definitive agreement to sell 49 of its skilled nursing facilities in the state of Texas to Complete Care Services, L.P. The transaction is scheduled to close during the second quarter of 1997 and is subject to normal regulatory review. The Company anticipates using the net cash proceeds generated from the sale for one or more of the following purposes: strategic investments; repay indebtedness; and repurchase Common Stock. The operations of these facilities are immaterial to the Company's consolidated financial position and results of operations.

   In April 1997, the Company entered into a definitive agreement with Capstone Pharmacy Services, Inc. ("Capstone") to combine Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, with Capstone (the "Merger") to create the nation's largest independent institutional pharmacy company. The Company will receive approximately $275,000,000 of cash as partial repayment for PCA's intercompany debt, with any remaining intercompany balance contributed to PCA's capital. In addition, Capstone will issue approximately 50,000,000 shares of its common stock to the Company's shareholders. The Company's shareholders are expected to receive approximately .44 shares of Capstone common stock for each share of the Company's Common Stock outstanding, based on the fully diluted number of shares of the Company's Common Stock outstanding at March 31, 1997, and will own approximately 57% of the combined pharmacy company after the combination. The exact conversion ratio of the Company's Common Stock to Capstone common shares will be determined based on the total number of shares of the Company's Common Stock outstanding on the effective date of the Merger. The Merger, which is subject to approvals by the shareholders of both the Company and Capstone, completion of the Distribution (as discussed below), and approvals by various government agencies, is expected to close by year-end.

   In connection with the Merger, the Company will transfer all of its non-PCA assets and liabilities to New Beverly Holdings, Inc. ("NBHI"), in exchange for the issuance of NBHI common stock. The Company will then distribute (the "Distribution") such NBHI common stock to the then current shareholders of the Company's Common Stock on a one-for-one basis. In connection with the Distribution, the Company will be required to restructure, repay or otherwise renegotiate substantially all of its outstanding debt instruments and renegotiate or make certain payments under various employment agreements with officers of the Company. The Company has not yet determined the impact this will have on its consolidated financial position, results of operations or cash flows.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 MARCH 31, 1997

                                  (UNAUDITED)



   The Company believes that its existing cash and cash equivalents, working capital from operations, net cash proceeds from the Texas disposition, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $36,400,000 (including scheduled sinking fund redemption requirements with respect to the Company's 7 5/8% convertible subordinated debentures, which may be funded in whole or in part from time to time through open market purchases of such debentures), to make normal recurring capital additions and improvements for the twelve months ending March 31, 1998 of approximately $138,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements.

   As of March 31, 1997, the Company had total indebtedness of approximately $1,156,200,000 and total stockholders' equity of approximately $881,300,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "___ General."

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                                 MARCH 31, 1997

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

ITEM 6(a).  EXHIBITS

    EXHIBIT
    NUMBER                      DESCRIPTION
    -------                     -----------

    10.1*       Form of Indemnification and Pledge Agreement
    11.1        Computation of Net Income Per Share
    27.1        Financial Data Schedule for the three months ended
                March 31, 1997

                * Exhibit 10.1 is a management contract, compensatory plan, contract or arrangement in which a named executive officer participates.

ITEM 6(b). REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BEVERLY ENTERPRISES, INC.
                                        Registrant




Dated:  May 13, 1997                    By:  /s/ PAMELA H. DANIELS
                                             ----------------------------------
                                                 Pamela H. Daniels
                                             Vice President, Controller
                                             and Chief Accounting Officer

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                      DESCRIPTION
    -------                     -----------

    10.1*       Form of Indemnification and Pledge Agreement
    11.1        Computation of Net Income Per Share
    27.1        Financial Data Schedule for the three months ended
                March 31, 1997

                * Exhibit 10.1 is a management contract, compensatory plan, contract or arrangement in which a named executive officer participates.