Form 10-Q
period 1997-06-30
BEVERLY ENTERPRISES INC /DE/
filed 1997-08-14
CIK 812305

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________


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

              SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE,
                   OUTSTANDING, EXCLUSIVE OF TREASURY SHARES,
                         AT JULY 31, 1997 -- 98,484,157

--------------------------------------------------------------------------------
================================================================================

                           BEVERLY ENTERPRISES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1997

                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                                   PAGE
                                                                                  ----
         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets ..................  2
                         Condensed Consolidated Statements of Income ............  3
                         Condensed Consolidated Statements of Cash Flows ........  4
                         Notes to Condensed Consolidated Financial Statements ...  5
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .........................  7

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings ............................................. 13
         Item 4.  Submission of Matters to a Vote of Security Holders ........... 13
         Item 6.  Exhibits and Reports on Form 8-K .............................. 14

                                     PART I

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)

                                                                                          JUNE 30,       DECEMBER 31,
                                                                                            1997             1996
                                                                                         -----------      -----------
                                                                                         (UNAUDITED)         (NOTE)
                                                               ASSETS
Current assets:
   Cash and cash equivalents .......................................................     $    71,756      $    69,761
   Accounts receivable-patient, less allowance for doubtful accounts:
     1997-$34,755; 1996-$25,618 ....................................................         502,511          491,063
   Accounts receivable-nonpatient, less allowance for doubtful accounts:
     1997-$580; 1996-$401 ..........................................................          10,429           13,480
   Notes receivable ................................................................           9,260           10,746
   Operating supplies ..............................................................          55,713           55,348
   Deferred income taxes ...........................................................          23,547           14,543
   Prepaid expenses and other ......................................................          43,738           42,304
                                                                                         -----------      -----------
      Total current assets .........................................................         716,954          697,245
Property and equipment, net of accumulated depreciation and amortization:
    1997-$635,982; 1996-$643,085 ...................................................       1,188,197        1,248,785
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1997-$5,674; 1996-$4,951 .....................................................          28,958           37,306
   Designated and restricted funds .................................................          74,182           75,848
   Goodwill, net ...................................................................         375,221          356,197
   Other, net ......................................................................         107,454          109,701
                                                                                         -----------      -----------
      Total other assets ...........................................................         585,815          579,052
                                                                                         -----------      -----------
                                                                                         $ 2,490,966      $ 2,525,082
                                                                                         ===========      ===========
                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................................     $    96,854      $    99,121
   Accrued wages and related liabilities ...........................................         128,892          131,072
   Accrued interest ................................................................          17,683           16,969
   Other accrued liabilities .......................................................         107,660           93,042
   Current portion of long-term obligations ........................................          35,669           38,826
                                                                                         -----------      -----------
      Total current liabilities ....................................................         386,758          379,030
Long-term obligations ..............................................................       1,018,551        1,106,256
Deferred income taxes payable ......................................................          98,769           83,610
Other liabilities and deferred items ...............................................          96,171           95,091
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized: 25,000,000 ..................................              --               --
   Common stock, shares issued: 1997-104,712,723; 1996-104,432,848 .................          10,471           10,443
   Additional paid-in capital ......................................................         777,172          774,672
   Retained earnings ...............................................................         173,390          133,957
   Treasury stock, at cost: 1997-6,274,108;  1996-5,423,408 ........................         (70,316)         (57,977)
                                                                                         -----------      -----------
      Total stockholders' equity ...................................................         890,717          861,095
                                                                                         -----------      -----------
                                                                                         $ 2,490,966      $ 2,525,082
                                                                                         ===========      ===========

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

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

         THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                     -------------------------     -------------------------
                                                        1997           1996           1997           1996
                                                     ----------     ----------     ----------     ----------

Net operating revenues ............................  $  817,503     $  798,333     $1,634,219     $1,609,380
Interest income ...................................       3,161          3,475          6,726          6,935
                                                     ----------     ----------     ----------     ----------
       Total revenues .............................     820,664        801,808      1,640,945      1,616,315
Costs and expenses:
   Operating and administrative:
     Wages and related ............................     448,074        444,527        897,856        894,522
     Other ........................................     287,944        280,006        577,874        573,490
   Interest .......................................      21,971         22,983         44,687         46,128
   Depreciation and amortization ..................      27,725         25,967         54,806         51,023
                                                     ----------     ----------     ----------     ----------
       Total costs and expenses ...................     785,714        773,483      1,575,223      1,565,163
                                                     ----------     ----------     ----------     ----------

Income before provision for income taxes ..........      34,950         28,325         65,722         51,152
Provision for income taxes ........................      13,980         11,330         26,289         20,461
                                                     ----------     ----------     ----------     ----------
Net income ........................................  $   20,970     $   16,995     $   39,433     $   30,691
                                                     ==========     ==========     ==========     ==========

Net income per share of common stock:
   Primary:
     Net income per share of common stock .........  $      .21     $      .17     $      .40     $      .31
                                                     ==========     ==========     ==========     ==========
     Shares used to compute net income per share ..      99,048        100,079         99,230        100,028
                                                     ==========     ==========     ==========     ==========

   Fully diluted:
     Net income per share of common stock .........  $      .20     $      .16     $      .38     $      .30
                                                     ==========     ==========     ==========     ==========
     Shares used to compute net income per share ..     110,640        111,341        110,865        111,299
                                                     ==========     ==========     ==========     ==========


     Primary earnings per share for the three-month and six-month periods ended June 30, 1997 and 1996 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of common stock equivalents (principally stock options), calculated using the treasury stock method. Fully diluted earnings per share for the three-month and six-month periods ended June 30, 1997 and 1996 were computed as above and assumed conversion of the Company's 5 1/2% convertible subordinated debentures. Conversion of the Company's 7 5/8% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect and, therefore, were not assumed.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted in financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact is not expected to result in a change in the Company's primary earnings per share or fully diluted earnings per share (which will be renamed dilutive earnings per share) for the three-month and six-month periods ended June 30, 1997 and 1996.


                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                   1997           1996
                                                                                                 ---------      ---------
Cash flows from operating activities:
       Net income .............................................................................  $  39,433      $  30,691
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization .......................................................     54,806         51,023
          Provision for reserves and discounts on patient, notes and other receivables, net ...     19,818         11,549
          Amortization of deferred financing costs ............................................      1,336          2,726
          Gains on dispositions of facilities and other assets, net ...........................    (20,842)        (2,890)
          Deferred taxes ......................................................................      6,632          8,271
          Net increase (decrease) in insurance related accounts ...............................        383         (8,204)
          Changes in operating assets and liabilities, net of acquisitions and dispositions:
              Accounts receivable - patient ...................................................    (33,960)       (22,809)
              Operating supplies ..............................................................     (2,036)         2,247
              Prepaid expenses and other receivables ..........................................       (727)        (1,752)
              Accounts payable and other accrued expenses .....................................        829        (19,662)
              Income taxes payable ............................................................     (4,309)         6,199
              Other, net ......................................................................        154           (359)
                                                                                                 ---------      ---------
                 Total adjustments ............................................................     22,084         26,339
                                                                                                 ---------      ---------
                 Net cash provided by operating activities ....................................     61,517         57,030
Cash flows from investing activities:
       Payments for acquisitions, net of cash acquired ........................................    (45,373)       (25,721)
       Proceeds from dispositions of facilities and other assets ..............................    143,409         12,579
       Collections on notes receivable and REMIC investment ...................................     18,441          6,005
       Capital expenditures ...................................................................    (70,317)       (61,392)
       Other, net .............................................................................     (3,263)        (4,820)
                                                                                                 ---------      ---------
                 Net cash provided by (used for) investing activities .........................     42,897        (73,349)
Cash flows from financing activities:
       Revolver borrowings ....................................................................    772,000        601,000
       Repayments of Revolver borrowings ......................................................   (838,000)      (624,000)
       Proceeds from issuance of long-term obligations ........................................      3,534        180,000
       Repayments of long-term obligations ....................................................    (28,242)      (136,834)
       Purchase of common stock for treasury ..................................................    (14,736)        (6,238)
       Proceeds from exercise of stock options ................................................      2,546          2,426
       Deferred financing costs ...............................................................       (354)        (5,893)
       Dividends paid on preferred stock ......................................................         --           (688)
       Proceeds from designated funds, net ....................................................        833          1,676
                                                                                                 ---------      ---------
                 Net cash provided by (used for) financing activities .........................   (102,419)        11,449
                                                                                                 ---------      ---------
Net increase (decrease) in cash and cash equivalents ..........................................      1,995         (4,870)
Cash and cash equivalents at beginning of period ..............................................     69,761         56,303
                                                                                                 ---------      ---------
Cash and cash equivalents at end of period ....................................................  $  71,756      $  51,433
                                                                                                 =========      =========

Supplemental schedule of cash flow information:
    Cash paid during the period for:
       Interest (net of amounts capitalized) ..................................................  $  42,637      $  37,026
       Income taxes (net of refunds) ..........................................................     23,966          5,991



                            See accompanying notes.

                           BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)

   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

   (ii) The provisions for income taxes for the three-month and six-month periods ended June 30, 1997 and 1996 were based on an estimated annual effective tax rate of 40%. The Company's estimated annual effective tax rates for 1997 and 1996 are different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The provisions for income taxes consist of the following for the three-month and six-month periods ended June 30 (in thousands):

                    THREE MONTHS ENDED           SIX MONTHS ENDED
                          JUNE 30,                   JUNE 30,
                  ----------------------     ----------------------
                    1997          1996         1997          1996
                  --------      --------     --------      --------
Federal:
     Current ...  $ 10,009      $  4,946     $ 15,307      $  9,499
     Deferred ..     2,075         4,074        6,915         6,839

State:
     Current ...     3,079         1,377        4,350         2,691
     Deferred ..    (1,183)          933         (283)        1,432
                  --------      --------     --------      --------
                  $ 13,980      $ 11,330     $ 26,289      $ 20,461
                  ========      ========     ========      ========

   (iii) During the six months ended June 30, 1997, the Company purchased six previously leased nursing facilities (758 beds) and certain other assets including, among other things, 14 institutional pharmacies and 17 outpatient therapy clinics, for approximately $44,700,000 cash and approximately $3,800,000 closing and other costs. Also during such period, the Company sold or terminated the leases on 59 nursing facilities (7,244 beds) and certain other assets for cash proceeds of approximately $143,700,000. The Company primarily used the net cash proceeds from the disposition of facilities and other assets to repay Revolver borrowings, to repurchase the zero coupon notes and to repay various other indebtedness. The operations of these facilities were immaterial to the Company's financial position and results of operations.

   In April 1997, the Company entered into a definitive agreement with Capstone Pharmacy Services, Inc. ("Capstone") to combine Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, with Capstone (the "Merger") to create one of the nation's largest independent institutional pharmacy companies. The Company will receive approximately $275,000,000 of cash as partial repayment for PCA's intercompany debt, with any remaining intercompany

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1997

                                  (UNAUDITED)

balance contributed to PCA's capital. The Company intends to use the $275,000,000 to repay Revolver borrowings, to pay off the 7 5/8% convertible subordinated debentures, to pay off the 8 3/4% Senior Notes, to repay certain other notes and mortgages and for general corporate purposes. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time") each share of the Company's Common Stock issued and outstanding immediately prior to the Effective Time (other than fractional shares) will be converted into the right to receive that number of newly issued shares of Capstone common stock equal to the quotient, expressed to four decimal places, of (a) 50,000,000 divided by (b) the number of shares of the Company's Common Stock outstanding immediately prior to the Effective Time. The Merger, which is subject to approvals by the shareholders of both the Company and Capstone, completion of the Distribution (as discussed below), and approvals by various government agencies, is expected to close by year-end.

   In connection with the restructuring, the Company will transfer all of its non-PCA assets and liabilities to New Beverly Holdings, Inc. ("New Beverly"), in exchange for the issuance of New Beverly common stock. The Company will then distribute (the "Distribution") such New Beverly common stock to the then current shareholders of the Company's Common Stock on a one-for-one basis. In connection with the Distribution, the Company will be required to restructure, repay or otherwise renegotiate substantially all of its outstanding debt instruments and renegotiate or make certain payments under various employment agreements with officers of the Company. The Company estimates that the costs of such undertakings will approximate $10,200,000 as it relates to restructuring, repaying or renegotiating debt instruments and approximately $14,000,000 as it relates to renegotiating or paying certain amounts under various employment agreements. It is expected that such amounts, along with other transaction costs will be funded with a portion of the $275,000,000 proceeds to be received as a partial repayment of PCA's intercompany debt, as discussed above.

   On July 17, 1997, the Company called its 5 1/2% convertible subordinated debentures (the "5 1/2% Debentures") for redemption on August 18, 1997. The Company has obtained a stand-by commitment for the issuance of subordinated indebtedness, whose net cash proceeds would qualify under the restrictive covenant contained in an indenture dated as of February 1, 1996, to be used to redeem the 5 1/2% Debentures. The Company anticipates that if the price of the Company's Common Stock is more than 3.30% above the conversion price of $13.33 immediately prior to the redemption date, the holders will be likely to convert their 5 1/2% Debentures to the Company's Common Stock. The right to convert the 5 1/2% Debentures into shares of the Company's Common Stock will expire at the close of business August 15, 1997. Conversion of all or substantially all of the 5 1/2% Debentures into the Company's Common Stock prior to the Effective Time of the Merger would cause an increase in the Company's outstanding Common Stock of approximately 11,250,000 shares and would result in holders of the Company's Common Stock receiving a comparatively smaller number of shares of Capstone common stock in the Merger.

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

                                 JUNE 30, 1997

                                  (UNAUDITED)


   The following summarized unaudited financial information concerning BHRS is being reported because BHRS's 7 5/8% convertible subordinated debentures due March 2003 and its zero coupon notes (collectively, the "Debt Securities") are publicly-held. Beverly Delaware is co-obligor of the Debt Securities. Summary unaudited financial information for BHRS is as follows (in thousands):

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              ------------------------    -----------------------
                                                                 1997          1996          1997         1996
                                                              ----------    ----------    ----------   ----------
Total revenues............................................    $  668,891    $  664,929    $1,339,244   $1,345,202
Total costs and expenses..................................       629,525       635,114     1,271,880    1,293,854
Net income................................................        23,619        17,889        40,418       30,809

                                                                                                   AS OF
                                                                   JUNE 30, 1997              DECEMBER 31, 1996
                                                                  ---------------             -----------------
Current assets............................................        $     362,080                $      369,501
Long-term assets..........................................            1,318,214                     1,404,292
Current liabilities.......................................              204,962                       184,887
Long-term liabilities.....................................              641,584                       795,593

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1997

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

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1997

                                  (UNAUDITED)


OPERATING RESULTS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

    Net income was $20,970,000 for the second quarter of 1997, as compared to net income of $16,995,000 for the same period in 1996. Income before provision for income taxes was $34,950,000 for the second quarter of 1997, as compared to $28,325,000 for the same period in 1996. The Company had an estimated annual effective tax rate of 40% in 1997 and 1996. The Company's estimated annual effective tax rates for 1997 and 1996 were different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill.

    Net operating revenues and operating and administrative costs increased approximately $19,200,000 and $11,500,000, respectively, for the second quarter of 1997, as compared to the same period in 1996. These increases consist of the following: increases in net operating revenues and operating and administrative costs of approximately $41,600,000 and $32,400,000, respectively, for facilities which the Company operated during each of the quarters ended June 30, 1997 and 1996 ("same facility operations"); increases in net operating revenues and operating and administrative costs of approximately $21,800,000 and $18,900,000, respectively, related to the acquisitions of eight nursing facilities in 1996, as well as certain pharmacy, hospice and outpatient therapy businesses acquired in 1996 and 1997; partially offset by decreases in net operating revenues and operating and administrative costs of approximately $44,200,000 and $39,800,000, respectively, due to the disposition of, or lease terminations on, 59 nursing facilities in 1997 and 83 nursing facilities and the Company's MedView Services unit ("MedView") in 1996.

    The increase in net operating revenues for same facility operations for the second quarter of 1997, as compared to the same period in 1996, was due to the following: approximately $25,900,000 due primarily to increases in room and board rates; approximately $14,100,000 due to increases in pharmacy-related revenues; and approximately $5,100,000 due primarily to increases in ancillary revenues and various other items. These increases in net operating revenues were partially offset by approximately $3,500,000 due to a decrease in same facility occupancy to 89.2% for the second quarter of 1997, as compared to 89.8% for the same period in 1996.

    The increase in operating and administrative costs for same facility operations for the second quarter of 1997, as compared to the same period in 1996, was due to the following: approximately $17,000,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $10,400,000 due to increases in pharmacy-related costs; and approximately $10,300,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $5,300,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

    Interest expense decreased approximately $1,000,000 as compared to the same period in 1996 primarily due to repayments of the term loan and revolver borrowings under the Company's 1994 Credit Agreement, the term loan under the Company's 1992 Credit Facility and the Nippon Term Loan during late 1996 with the proceeds from a new credit facility. The increase in depreciation and amortization expense of approximately $1,800,000 as compared to the same period in 1996, was affected by the following: approximately $3,300,000 increase primarily due to capital additions and improvements, as well as, acquisitions; partially offset by a decrease of approximately $1,500,000 related to the disposition of, or lease terminations on, certain nursing facilities and MedView.

SIX MONTHS 1997 COMPARED TO SIX MONTHS 1996

    Net income was $39,433,000 for the six months ended June 30, 1997, as compared to net income of $30,691,000 for the same period in 1996. Income before provision for income taxes was $65,722,000 for the six months ended June 30, 1997, as compared to $51,152,000 for the same period in 1996.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1997

                                  (UNAUDITED)


    Net operating revenues and operating and administrative costs increased approximately $24,800,000 and $7,700,000, respectively, for the six months ended June 30, 1997, as compared to the same period in 1996. These increases consist of the following: increases in net operating revenues and operating and administrative costs of approximately $72,800,000 and $51,900,000, respectively, for facilities which the Company operated during each of the six-month periods ended June 30, 1997 and 1996 ("same facility operations"); increases in net operating revenues and operating and administrative costs of approximately $42,200,000 and $37,300,000, respectively, related to the acquisitions of eight nursing facilities in 1996, as well as certain pharmacy, hospice and outpatient therapy businesses acquired in 1996 and 1997; partially offset by decreases in net operating revenues and operating and administrative costs of approximately $90,200,000 and $81,500,000, respectively, due to the disposition of, or lease terminations on, 59 nursing facilities in 1997 and 83 nursing facilities and MedView in 1996.

    The increase in net operating revenues for same facility operations for the six months ended June 30, 1997, as compared to the same period in 1996, was due to the following: approximately $56,800,000 due primarily to increases in room and board rates; approximately $23,400,000 due to increases in pharmacy-related revenues; and approximately $4,500,000 due primarily to increases in ancillary revenues and various other items. These increases in net operating revenues were partially offset by approximately $6,600,000 due to a decrease in same facility occupancy to 89.4% for the six months ended June 30, 1997, as compared to 90.0% for the same period in 1996; and approximately $5,300,000 due to one less calendar day for the six months ended June 30, 1997, as compared to the same period in 1996.

    The increase in operating and administrative costs for same facility operations for the six months ended June 30, 1997, as compared to the same period in 1996, was due to the following: approximately $31,900,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $17,000,000 due to increases in pharmacy-related costs; approximately $3,200,000 due to increases in nursing supplies and other variable costs; and approximately $15,500,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $15,700,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

    Interest expense decreased approximately $1,400,000 as compared to the same period in 1996 primarily due to repayments of the term loan and revolver borrowings under the Company's 1994 Credit Agreement, the term loan under the Company's 1992 Credit Facility and the Nippon Term Loan during late 1996 with the proceeds from a new credit facility. The increase in depreciation and amortization expense of approximately $3,800,000 as compared to the same period in 1996, was affected by the following: approximately $6,300,000 increase primarily due to capital additions and improvements, as well as, acquisitions; partially offset by a decrease of approximately $2,500,000 related to the disposition of, or lease terminations on, certain nursing facilities and MedView.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted in financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact is not expected to result in a change in the Company's primary earnings per share or fully diluted earnings per share (which will be renamed dilutive earnings per share) for the three-month and six-month periods ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had approximately $71,800,000 in cash and cash equivalents and net working capital of approximately $330,200,000. The Company anticipates that approximately $42,700,000 of its existing cash at June 30, 1997,

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1997

                                  (UNAUDITED)


while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $249,200,000 of unused commitments under its Revolver/Letter of Credit Facility as of June 30, 1997.

    Net cash provided by operating activities for the six months ended June 30, 1997 was approximately $61,500,000, an increase of approximately $4,500,000 from the prior year. Net cash provided by investing activities and net cash used for financing activities were approximately $42,900,000 and $102,400,000, respectively, for the six months ended June 30, 1997. The Company primarily used cash generated from operations to fund capital expenditures totaling approximately $70,300,000. The Company received net cash proceeds of approximately $143,400,000 from the dispositions of facilities and other assets and approximately $18,400,000 from collections on notes receivable and the Company's REMIC investment. Such net cash proceeds were used to fund acquisitions of approximately $45,400,000, to repay approximately $28,200,000 of long-term obligations, to repurchase shares of Common Stock, and to repay Revolver borrowings.

    In April 1997, the Company entered into a definitive agreement with Capstone Pharmacy Services, Inc. ("Capstone") to combine Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, with Capstone
(the "Merger") to create one of the nation's largest independent institutional pharmacy companies. The Company will receive approximately $275,000,000 of cash as partial repayment for PCA's intercompany debt, with any remaining intercompany balance contributed to PCA's capital. The Company intends to use the $275,000,000 to repay Revolver borrowings, to pay off the 7 5/8% convertible subordinated debentures, to pay off the 8 3/4% Senior Notes, to repay certain other notes and mortgages and for general corporate purposes. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time") each share of the Company's Common Stock issued and outstanding immediately prior to the Effective Time (other than fractional shares) will be converted into the right to receive that number of newly issued shares of Capstone common stock equal to the quotient, expressed to four decimal places, of (a)
50,000,000 divided by (b) the number of shares of the Company's Common Stock outstanding immediately prior to the Effective Time. The Merger, which is subject to approvals by the shareholders of both the Company and Capstone, completion of the Distribution (as discussed below), and approvals by various government agencies, is expected to close by year-end.

    In connection with the restructuring, the Company will transfer all of its non-PCA assets and liabilities to New Beverly Holdings, Inc. ("New Beverly"), in exchange for the issuance of New Beverly common stock. The Company will then distribute (the "Distribution") such New Beverly common stock to the then current shareholders of the Company's Common Stock on a one-for-one basis. In connection with the Distribution, the Company will be required to restructure, repay or otherwise renegotiate substantially all of its outstanding debt instruments and renegotiate or make certain payments under various employment agreements with officers of the Company. The Company estimates that the costs of such undertakings will approximate $10,200,000 as it relates to restructuring, repaying or renegotiating debt instruments and approximately $14,000,000 as it relates to renegotiating or paying certain amounts under various employment agreements. It is expected that such amounts, along with other transaction costs, will be funded with a portion of the $275,000,000 proceeds to be received as a partial repayment of PCA's intercompany debt, as discussed above.

    On July 17, 1997, the Company called its 5 1/2% convertible subordinated debentures (the "5 1/2% Debentures") for redemption on August 18, 1997. The Company has obtained a stand-by commitment for the issuance of subordinated indebtedness, whose net cash proceeds would qualify under the restrictive covenant contained in an indenture dated as of February 1, 1996, to be used to redeem the 5 1/2% Debentures. The Company anticipates that if the price of the Company's Common Stock is more than 3.30% above the conversion price of $13.33 immediately prior to the redemption date, the holders will be likely to convert their 5 1/2% Debentures to the Company's Common Stock. The right to convert the 5 1/2% Debentures into shares of the Company's Common Stock will expire at the close of business August 15, 1997. Conversion of all or substantially all of the 5 1/2% Debentures into the Company's Common Stock prior to the Effective Time of the Merger would cause an increase in the Company's outstanding Common Stock of approximately 11,250,000 shares and would result in holders of the Company's Common Stock receiving a comparatively smaller number of shares of Capstone common stock in the Merger.

                           BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                 JUNE 30, 1997

                                  (UNAUDITED)


    The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $35,700,000 (including scheduled sinking fund redemption requirements with respect to the Company's 7 5/8% convertible subordinated debentures, which may be funded in whole or in part from time to time through open market purchases of such debentures), to make normal recurring capital additions and improvements of approximately $138,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending June 30, 1998.

    As of June 30, 1997, the Company had total indebtedness of approximately $1,054,200,000 and total stockholders' equity of approximately $890,700,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

                                    PART II

                           BEVERLY ENTERPRISES, INC.

                               OTHER INFORMATION

                                 JUNE 30, 1997

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 29, 1997, the Company held its Annual Meeting of Stockholders in Fort Smith, Arkansas, for the purposes of electing eight members of the Board of Directors, approving the Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan, considering a stockholder proposal concerning executive compensation, ratifying the appointment of Ernst & Young LLP as independent auditors for 1997 and transacting such other business as may have properly come before the meeting or any adjournment thereof.

    The following table sets forth the directors elected at such meeting and the number of votes cast for and withheld for each director:

             DIRECTOR                                            FOR           WITHHELD
            --------------------------                      ---------------   ----------
            Beryl F. Anthony, Jr........................       78,166,381    9,877,320
            David R. Banks..............................       82,101,508    5,942,193
            James R. Greene.............................       78,177,188    9,866,513
            Boyd W. Hendrickson.........................       82,139,527    5,904,174
            Edith E. Holiday............................       78,192,002    9,851,699
            Jon E. M. Jacoby............................       78,175,346    9,868,355
            Risa J. Lavizzo-Mourey, M.D.................       78,198,091    9,845,610
            Marilyn R. Seymann..........................       78,198,546    9,845,155

      The Beverly Enterprises, Inc. Non-Employee Director Deferred Compensation Plan was approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                  For.............................................   81,159,045
                  Against.........................................    6,483,497
                  Abstentions.....................................      397,433

      The stockholder proposal concerning executive compensation was not approved at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                  For.............................................    9,685,932
                  Against.........................................   62,864,976
                  Abstentions.....................................    1,847,235

      The appointment of Ernst & Young LLP as independent auditors for 1997 was ratified at the meeting. The following table sets forth the number of votes for and against, as well as abstentions as to this matter:

                  For.............................................   87,258,992
                  Against.........................................      559,555
                  Abstentions.....................................      221,428

                           BEVERLY ENTERPRISES, INC.

                                 JUNE 30, 1997

                                  (UNAUDITED)


ITEM 6(a).  EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION


10.1*      Beverly Enterprises, Inc. Non-Employee Director Deferred
           Compensation Plan

10.2 Participation Agreement, dated as of March 21, 1997, among Vantage Healthcare Corporation, Petersen Health Care, Inc., Beverly Savana Cay Manor, Inc., Beverly Enterprises-Georgia, Inc., and Beverly Enterprises-California, Inc. as Lessees and Structural Guarantors; Beverly Enterprises, Inc. as Representative, Construction Agent and Parent Guarantor; BMO Leasing (U.S.), Inc. as Agent Lessor and Lessor; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency and Bank of Montreal, as Lenders; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency as Arranger and Administrative Agent for the Lenders; and Bank of Montreal as Co-Arranger and Syndication Agent with respect to the Lease Financing of Assisted Living and Nursing Facilities for Beverly Enterprises, Inc.
11.1       Computation of Net Income Per Share

27.1       Financial Data Schedule for the six months ended June 30, 1997

           * Exhibit 10.1 is a management contract, compensatory plan, contract, or arrangement in which any director or named executive officer participates.

ITEM 6(b). REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K, dated April 15, 1997, which reported under Item 5 that the Company signed a definitive agreement with Capstone Pharmacy Services, Inc. ("Capstone") to combine PCA with Capstone to create one of the nation's largest independent institutional pharmacy companies and filed under Item 7 the Merger Agreement, the Distribution Agreement and the Company's press release dated April 16, 1997.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             BEVERLY ENTERPRISES, INC.
                                             Registrant




Dated:  August 14, 1997                      By:  /s/ PAMELA H. DANIELS
                                                 ----------------------------
                                                      Pamela H. Daniels
                                               Vice President, Controller and
                                                  Chief Accounting Officer

                                 Exhibit Index

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.1*      Beverly Enterprises, Inc. Non-Employee Director Deferred
           Compensation Plan

10.2       Participation Agreement, dated as of March 21, 1997, among Vantage
           Healthcare Corporation, Petersen Health Care, Inc., Beverly Savana
           Cay Manor, Inc., Beverly Enterprises-Georgia, Inc., and Beverly
           Enterprises-California, Inc. as Lessees and Structural Guarantors;
           Beverly Enterprises, Inc. as Representative, Construction Agent and
           Parent Guarantor; BMO Leasing (U.S.), Inc. as Agent Lessor and
           Lessor; The Long-Term Credit Bank of Japan, LTD., Los Angeles Agency and Bank of Montreal, as Lenders; The Long-Term Credit Bank of
           Japan, LTD., Los Angeles Agency as Arranger and Administrative Agent for the Lenders; and Bank of Montreal as Co-Arranger and Syndication
           Agent with respect to the Lease Financing of Assisted Living and Nursing Facilities for Beverly Enterprises, Inc.
11.1       Computation of Net Income Per Share

27.1       Financial Data Schedule for the six months ended June 30, 1997

           * Exhibit 10.1 is a management contract, compensatory plan, contract, or arrangement in which any director or named executive officer participates.