Form 10-Q
period 1997-09-30
BEVERLY ENTERPRISES INC /DE/
filed 1997-11-14
CIK 812305

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ________


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

        SHARES OF REGISTRANT'S COMMON STOCK, $.10 PAR VALUE, OUTSTANDING, EXCLUSIVE OF TREASURY SHARES, AT OCTOBER 31, 1997 -- 109,751,909


================================================================================

                            BEVERLY ENTERPRISES, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                                        PAGE
                                                                                                                        ----
PART I -- FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)
                         Condensed Consolidated Balance Sheets.................................................          2
                         Condensed Consolidated Statements of Income...........................................          3
                         Condensed Consolidated Statements of Cash Flows.......................................          4
                         Notes to Condensed Consolidated Financial Statements..................................          5
         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.................................................          8

PART II -- OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................................         13
         Item 6.  Exhibits and Reports on Form 8-K.............................................................         13

                                     PART I

                            BEVERLY ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                             (DOLLARS IN THOUSANDS)

                                                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                                                       1997              1996
                                                                                                   -------------      ------------
                                                                                                    (UNAUDITED)         (NOTE)
                                     ASSETS
Current assets:
   Cash and cash equivalents.....................................................................  $    42,681       $    69,761
   Accounts receivable-patient, less allowance for doubtful accounts:
     1997--$32,858; 1996--$25,618................................................................      493,053           491,063
   Accounts receivable-nonpatient, less allowance for doubtful accounts:
     1997--$612; 1996--$401......................................................................       15,851            13,480
   Notes receivable..............................................................................        8,702            10,746
   Operating supplies............................................................................       57,555            55,348
   Deferred income taxes.........................................................................       25,937            14,543
   Prepaid expenses and other....................................................................       50,372            42,304
                                                                                                   -----------       -----------
      Total current assets.......................................................................      694,151           697,245
Property and equipment, net of accumulated depreciation and amortization:
      1997--$651,480; 1996--$643,085.............................................................    1,195,019         1,248,785
Other assets:
   Notes receivable, less allowance for doubtful notes:
      1997--$4,430; 1996--$4,951.................................................................       25,828            37,306
   Designated and restricted funds...............................................................       65,733            75,848
   Goodwill, net.................................................................................      377,334           356,197
   Other, net.....................................................................................     110,759           109,701
                                                                                                   -----------       -----------
      Total other assets..........................................................................     579,654           579,052
                                                                                                   -----------       -----------
                                                                                                   $ 2,468,824       $ 2,525,082
                                                                                                   ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................................  $    90,813       $    99,121
   Accrued wages and related liabilities.........................................................      131,964           131,072
   Accrued interest..............................................................................       12,680            16,969
   Other accrued liabilities.....................................................................      101,788            93,042
   Current portion of long-term obligations......................................................       42,427            38,826
                                                                                                   -----------       -----------
      Total current liabilities..................................................................      379,672           379,030
Long-term obligations............................................................................      845,886         1,106,256
Deferred income taxes payable....................................................................      116,906            83,610
Other liabilities and deferred items.............................................................       58,792            95,091
Commitments and contingencies
Stockholders' equity:
   Preferred stock, shares authorized:  25,000,000...............................................         --                --
   Common stock, shares issued:  1997--116,012,269; 1996--104,432,848............................       11,601            10,443
   Additional paid-in capital....................................................................      925,760           774,672
   Retained earnings.............................................................................      200,523           133,957
   Treasury stock, at cost:  1997--6,274,108;  1996--5,423,408 ..................................      (70,316)          (57,977)
                                                                                                   -----------       -----------

      Total stockholders' equity.................................................................    1,067,568           861,095
                                                                                                   -----------       -----------
                                                                                                   $ 2,468,824       $ 2,525,082
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

                            BEVERLY ENTERPRISES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -------------------------     -------------------------
                                                        1997           1996           1997           1996
                                                        ----           ----           ----           ----


Net operating revenues .........................     $  804,896     $  822,562     $2,439,115     $2,431,942
Interest income ................................          3,030          3,377          9,756         10,312
                                                     ----------     ----------     ----------     ----------
       Total revenues ..........................        807,926        825,939      2,448,871      2,442,254
Costs and expenses:
   Operating and administrative:
     Wages and related .........................        438,325        456,884      1,336,181      1,351,406
     Other .....................................        278,080        280,147        855,954        853,637
   Interest ....................................         19,616         23,417         64,303         69,545
   Depreciation and amortization ...............         26,683         27,361         81,489         78,384
                                                     ----------     ----------     ----------     ----------
       Total costs and expenses ................        762,704        787,809      2,337,927      2,352,972
                                                     ----------     ----------     ----------     ----------

Income before provision for income taxes .......         45,222         38,130        110,944         89,282
Provision for income taxes .....................         18,089         15,252         44,378         35,713
                                                     ----------     ----------     ----------     ----------
Net income .....................................     $   27,133     $   22,878     $   66,566     $   53,569
                                                     ==========     ==========     ==========     ==========

Net income per share of common stock:
   Primary:
     Net income per share of common stock ......     $      .26     $      .23     $      .66     $      .54
                                                     ==========     ==========     ==========     ==========
     Shares used to compute net income per share        105,096         99,163        101,206         99,740
                                                     ==========     ==========     ==========     ==========

   Fully diluted:
     Net income per share of common stock ......     $      .26     $      .22     $      .66     $      .52
                                                     ==========     ==========     ==========     ==========
     Shares used to compute net income per share        108,328        110,451        101,622        111,008
                                                     ==========     ==========     ==========     ==========

     Primary earnings per share for the three-month and nine-month periods ended September 30, 1997 and 1996 and fully diluted earnings per share for the nine-month period ended September 30, 1997 were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares issuable upon exercise of common stock equivalents (principally stock options), calculated using the treasury stock method. Fully diluted earnings per share for the three-month period ended September 30, 1997 was computed as above and assumed conversion of the Company's 7 5/8% convertible subordinated debentures. Fully diluted earnings per share for the three-month and nine-month periods ended September 30, 1996 were computed as above and assumed conversion of the Company's 5 1/2% convertible subordinated debentures. Conversion of the Company's 7 5/8% convertible subordinated debentures and zero coupon notes would have an anti-dilutive effect for the three-month and nine-month periods ended September 30, 1996 and, therefore, were not assumed. During the third quarter of 1997, the Company called its 5 1/2% convertible subordinated debentures for redemption on August 18, 1997 [See Note (iii)].

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted in financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact is not expected to result in a material change in the Company's primary earnings per share or fully diluted earnings per share (which will be renamed dilutive earnings per share) for the three-month and nine-month periods ended September 30, 1997 and 1996.

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                                     1997             1996
                                                                                                 ------------     -----------

Cash flows from operating activities:
       Net income ..........................................................................     $    66,566      $    53,569
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ....................................................          81,489           78,384
          Provision for reserves and discounts on patient, notes and other receivables, net           25,882           18,729
          Amortization of deferred financing costs .........................................           2,029            3,417
          Gains on dispositions of facilities and other assets, net ........................         (20,339)          (4,924)
          Deferred taxes ...................................................................          19,007           15,502
          Net decrease in insurance related accounts .......................................         (27,208)          (8,730)
          Changes in operating assets and liabilities, net of acquisitions and dispositions:
              Accounts receivable - patient ................................................         (32,702)         (15,858)
              Operating supplies ...........................................................          (4,313)           2,501
              Prepaid expenses and other receivables .......................................          (4,179)             (78)
              Accounts payable and other accrued expenses ..................................          (8,341)         (36,174)
              Income taxes payable .........................................................         (10,598)          12,947
              Other, net ...................................................................             207           (1,291)
                                                                                                 -----------      -----------
                 Total adjustments .........................................................          20,934           64,425
                                                                                                 -----------      -----------
                 Net cash provided by operating activities .................................          87,500          117,994
Cash flows from investing activities:
       Payments for acquisitions, net of cash acquired .....................................         (50,818)         (78,900)
       Proceeds from dispositions of facilities and other assets ...........................         146,041           23,001
       Collections on notes receivable and REMIC investment ................................          23,949            7,544
       Capital expenditures ................................................................        (105,436)         (95,149)
       Other, net ..........................................................................          (7,599)          (8,450)
                                                                                                 -----------      -----------
                 Net cash provided by (used for) investing activities ......................           6,137         (151,954)
Cash flows from financing activities:
       Revolver borrowings .................................................................       1,139,000          932,000
       Repayments of Revolver borrowings ...................................................      (1,211,000)        (946,000)
       Proceeds from issuance of long-term obligations .....................................          15,862          196,618
       Repayments of long-term obligations .................................................         (53,046)        (142,660)
       Purchase of common stock for treasury ...............................................         (14,736)         (10,930)
       Proceeds from exercise of stock options .............................................           3,354            2,503
       Deferred financing costs ............................................................            (923)          (6,107)
       Dividends paid on preferred stock ...................................................            --               (688)
       Proceeds from designated funds, net .................................................             772            1,803
                                                                                                 -----------      -----------
                 Net cash provided by (used for) financing activities ......................        (120,717)          26,539
                                                                                                 -----------      -----------
Net decrease in cash and cash equivalents ..................................................         (27,080)          (7,421)
Cash and cash equivalents at beginning of period ...........................................          69,761           56,303
                                                                                                 -----------      -----------
Cash and cash equivalents at end of period .................................................     $    42,681      $    48,882
                                                                                                 ===========      ===========
Supplemental schedule of cash flow information:
    Cash paid during the period for:
       Interest (net of amounts capitalized) ...............................................     $    66,563      $    62,531
       Income taxes (net of refunds) .......................................................          35,969            7,264

                             See accompanying notes.

                            BEVERLY ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)

   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in these condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results for a full year. Unless the context indicates otherwise, the Company means Beverly Enterprises, Inc. and its consolidated subsidiaries.

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

   (ii) The provisions for income taxes for the three-month and nine-month periods ended September 30, 1997 and 1996 were based on an estimated annual effective tax rate of 40%. The Company's estimated annual effective tax rates for 1997 and 1996 are different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill. The provisions for income taxes consist of the following for the three-month and nine-month periods ended September 30 (in thousands):


                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                 SEPTEMBER 30,                   SEPTEMBER 30,
                            -----------------------         -----------------------
                              1997            1996            1997            1996
                            -------         -------         -------         -------

      Federal:
           Current.......   $ 4,405         $ 6,188         $19,712         $15,687
           Deferred......    11,678           6,067          18,593          12,906

      State:
           Current.......     1,309           1,833           5,659           4,524
           Deferred......       697           1,164             414           2,596
                            -------         -------         -------         -------
                            $18,089         $15,252         $44,378         $35,713
                            =======         =======         =======         =======

   (iii) During the nine months ended September 30, 1997, the Company purchased six previously leased nursing facilities (758 beds) and certain other assets including, among other things, 14 institutional pharmacies and 29 outpatient therapy clinics, for approximately $50,100,000 cash and approximately $5,800,000 closing and other costs. Also during such period, the Company sold or terminated the leases on 67 nursing facilities (8,264 beds) and certain other assets for cash proceeds of approximately $146,800,000. The Company primarily used the net cash proceeds from the disposition of facilities and other assets to repay Revolver borrowings, to repurchase the zero coupon notes and to repay various other indebtedness. The Company recognized net pre-tax gains of approximately $20,300,000 as a result of these dispositions. The operations of these facilities were immaterial to the Company's financial position and results of operations.

   In April 1997, the Company entered into a definitive agreement with Capstone Pharmacy Services, Inc. ("Capstone") to combine Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, with Capstone (the "Merger"). The Company will receive approximately $275,000,000 of cash as partial repayment for PCA's intercompany debt, with any remaining intercompany balance contributed to PCA's capital. The Company intends to use the cash of approximately $275,000,000 to repay Revolver borrowings, to

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)

pay off the 7 5/8% convertible subordinated debentures, to pay off the 8 3/4% Notes, to repay certain other notes and mortgages and for general corporate purposes. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of the Company's Common Stock issued and outstanding immediately prior to the Effective Time (other than fractional shares) will be converted into the right to receive that number of newly issued shares of Capstone common stock equal to the quotient, expressed to four decimal places, of (a) 50,000,000 divided by (b) the number of shares of the Company's Common Stock outstanding immediately prior to the Effective Time. The Merger, which is subject to approvals by the shareholders of both the Company and Capstone and completion of the Distribution (as discussed below), is expected to close by year-end. The special stockholders' meetings of both the Company and Capstone are scheduled for November 20, 1997.

   In connection with the restructuring, the Company will transfer all of its non-PCA assets and liabilities to New Beverly Holdings, Inc. ("New Beverly"), in exchange for the issuance of New Beverly common stock. The Company will then distribute (the "Distribution") such New Beverly common stock to the then current shareholders of the Company's Common Stock on a one-for-one basis. In connection with the Distribution, the Company will be required to restructure, repay or otherwise renegotiate substantially all of its outstanding debt instruments and renegotiate or make certain payments under various employment agreements with officers of the Company. The Company estimates that the costs of such undertakings will approximate $10,200,000 as it relates to restructuring, repaying or renegotiating debt instruments. It is expected that such amounts, along with other transaction costs, will be funded with a portion of the $275,000,000 proceeds to be received as a partial repayment of PCA's intercompany debt, as discussed above. In addition, the Company expects to incur non-cash expenses of approximately $17,000,000 as it relates to various employment agreements.

   On July 17, 1997, the Company called its 5 1/2% convertible subordinated debentures (the "5 1/2% Debentures") for redemption on August 18, 1997. A total of $149,162,550 of the $150,000,000 aggregate principal amount outstanding was converted to 11,189,924 shares of the Company's Common Stock, increasing the outstanding shares of the Company's Common Stock. The remaining principal amount of $837,450 was redeemed at 103.30%. Had the conversion been completed prior to January 1, 1997, the pro forma net income per share for the three-month and nine-month periods ended September 30, 1997 would have been $.25 and $.63, respectively.

   During the third quarter of 1997, the Company entered into promissory notes totaling approximately $10,600,000 in conjunction with its purchase of nursing facilities. Such debt instruments bear interest at rates ranging from 8.04% to 8.63%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

   (iv) There are various lawsuits and regulatory actions pending against the Company arising in the normal course of business, some of which seek punitive damages. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

                            BEVERLY ENTERPRISES, INC.

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)



   (v) The following summarized unaudited financial information concerning Beverly Health and Rehabilitation Services, Inc. ("BHRS") is being reported because BHRS's 7 5/8% convertible subordinated debentures due March 2003 (the "Debentures") are publicly-held. Beverly Enterprises, Inc. (the parent) is co-obligor of the Debentures. Summary unaudited financial information for BHRS is as follows (in thousands):

                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                     ----------------------------         -----------------------------
                                        1997              1996               1997               1996
                                     ---------         ----------         ----------         ----------

Total revenues ..................   $  646,614         $  682,869         $1,985,858         $2,028,071
Total costs and expenses ........      607,864            643,503          1,879,744          1,937,357
Net income ......................       23,250             23,619             63,668             54,428

                                                 AS OF                              AS OF
                                            SEPTEMBER 30, 1997               DECEMBER 31, 1996
                                            ------------------               -----------------

Current assets ..................             $  356,507                         $  369,501
Long-term assets ................              1,317,502                          1,404,292
Current liabilities .............                207,761                            184,887
Long-term liabilities ...........                609,250                            795,593

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)


GENERAL

    Healthcare system reform and concerns over rising Medicare and Medicaid costs continue to be high priorities for both federal and state governments. In August 1997, the President signed into law the Balanced Budget Act of 1997 in which the Congress included numerous program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways, including development of new Medicare and Medicaid health plan options, creation of additional safeguards against healthcare fraud and abuse, repeal of the Medicaid "Boren Amendment" payment standard and the phase in of a Medicare prospective payment system for skilled nursing facilities beginning in July 1998. The legislation includes new opportunities for providers to focus further on patient outcomes by creating alternative patient delivery structures. At this time, the Company has not been able to assess the impact of these changes, due in large part to uncertainty as to the details of implementation and interpretation of the legislation by the Health Care Financing Administration of the Department of Health and Human Services ("HCFA") and, therefore, no assurances can be made as to the ultimate impact of this legislation or future healthcare reform legislation on the Company's consolidated financial position, results of operations, or cash flows. However, future federal budget legislation and regulatory changes may negatively impact the Company.

    During the first quarter of 1997, proposed rules were issued by HCFA which, if implemented in their proposed form, would establish guidelines for maximum reimbursement to skilled nursing facilities for contracted speech and occupational therapy services, based on equivalent salary amounts for on-staff therapists. In addition, these proposed rules would revise the salary equivalency rules already in effect for physical therapy services. The full effect of the new rules is not readily determinable as the details of the proposal have not yet been finalized; however, the Company does not expect this to have a material adverse effect on its consolidated financial position, results of operations or cash flows.

    The federal government passed legislation in 1996 to increase the minimum wage in two phases. The initial increase took effect October 1, 1996, with the final increase effective September 1, 1997. This new legislation did not result in a material increase in the Company's wage rates in 1996, and the Company does not anticipate a material impact on its wage rates in 1997, because a substantial portion of the Company's associates earn in excess of the new minimum wage levels; however, the Company believes there may continue to be competitive pressures to increase the wage levels of associates earning above the new minimum wage. The effect of the new minimum wage on the Company's future operations is not expected to be material as the Company believes that a significant portion of such increase will be reimbursed through Medicare and Medicaid rate increases.

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

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)


OPERATING RESULTS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

    Net income was $27,133,000 for the third quarter of 1997, as compared to net income of $22,878,000 for the same period in 1996. Income before provision for income taxes was $45,222,000 for the third quarter of 1997, as compared to $38,130,000 for the same period in 1996. The Company had an estimated annual effective tax rate of 40% in 1997 and 1996. The Company's estimated annual effective tax rates for 1997 and 1996 were different than the federal statutory rate primarily due to the impact of state income taxes and amortization of nondeductible goodwill.

    Net operating revenues and operating and administrative costs decreased approximately $17,700,000 and $20,600,000, respectively, for the third quarter of 1997, as compared to the same period in 1996. These decreases consist of the following: decreases in net operating revenues and operating and administrative costs of approximately $79,000,000 and $70,600,000, respectively, due to the disposition of, or lease terminations on, 67 nursing facilities in 1997 and 83 nursing facilities and the Company's MedView Services unit ("MedView") in 1996; partially offset by increases in net operating revenues and operating and administrative costs of approximately $37,200,000 and $28,600,000, respectively, for facilities which the Company operated during each of the quarters ended September 30, 1997 and 1996 ("same facility operations"); and increases in net operating revenues and operating and administrative costs of approximately $24,100,000 and $21,400,000, respectively, related to the acquisitions of eight nursing facilities in 1996, as well as certain pharmacy, hospice and outpatient therapy businesses acquired in 1997 and 1996.

    The increase in net operating revenues for same facility operations for the third quarter of 1997, as compared to the same period in 1996, was due to the following: approximately $27,700,000 due to increases in room and board rates; approximately $12,000,000 due to increases in Pharmacy Corporation of America's ("PCA") outside sales; and approximately $1,500,000 due to various other items. These increases in net operating revenues were partially offset by approximately $4,000,000 due to a decrease in same facility occupancy to 89.8% for the third quarter of 1997, as compared to 90.6% for the same period in 1996.

    The increase in operating and administrative costs for same facility operations for the third quarter of 1997, as compared to the same period in 1996, was due to the following: approximately $13,400,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $9,200,000 due to increases in PCA's operating expenses; approximately $4,600,000 due primarily to increases in purchased ancillary products; and approximately $4,400,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $3,000,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

    Interest expense decreased approximately $3,800,000 as compared to the same period in 1996 primarily due to repayments of the term loan and revolver borrowings under the Company's 1994 Credit Agreement, the term loan under the Company's 1992 Credit Facility and the Nippon Term Loan during late 1996 with the proceeds from a new credit facility, as well as the redemption of the Company's 5 1/2% Debentures in the third quarter of 1997 (as discussed below). The decrease in depreciation and amortization expense of approximately $700,000 as compared to the same period in 1996, was affected by the following: approximately $2,900,000 decrease related to the disposition of, or lease terminations on, certain nursing facilities and MedView; partially offset by an increase of approximately $2,200,000 primarily due to acquisitions, as well as capital additions and improvements.

NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996

    Net income was $66,566,000 for the nine months ended September 30, 1997, as compared to net income of $53,569,000 for the same period in 1996. Income before provision for income taxes was $110,944,000 for the nine months ended September 30, 1997, as compared to $89,282,000 for the same period in 1996.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)


    Net operating revenues increased approximately $7,200,000 for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase consists of the following: increases of approximately $111,500,000 for facilities which the Company operated during each of the nine-month periods ended September 30, 1997 and 1996 ("same facility operations"); increases of approximately $69,600,000 related to the acquisitions of eight nursing facilities in 1996, as well as certain pharmacy, hospice and outpatient therapy businesses acquired in 1997 and 1996; partially offset by decreases of approximately $173,900,000 due to the disposition of, or lease terminations on, 67 nursing facilities in 1997 and 83 nursing facilities and MedView in 1996. Operating and administrative costs decreased approximately $12,900,000 for the nine months ended September 30, 1997, as compared to the same period in 1996. This decrease consists of the following: decreases of approximately $156,100,000 due to the disposition of, or lease terminations on, certain nursing facilities and MedView, as mentioned above; partially offset by increases of approximately $81,000,000 for same facility operations and increases of approximately $62,200,000 related to the acquisitions mentioned above.

    The increase in net operating revenues for same facility operations for the nine months ended September 30, 1997, as compared to the same period in 1996, was due to the following: approximately $81,700,000 due to increases in room and board rates; approximately $34,800,000 due to increases in PCA's outside sales; and approximately $9,800,000 due primarily to increases in ancillary revenues and various other items. These increases in net operating revenues were partially offset by approximately $9,500,000 due to a decrease in same facility occupancy to 89.8% for the nine months ended September 30, 1997, as compared to 90.4% for the same period in 1996; and approximately $5,300,000 due to one less calendar day for the nine months ended September 30, 1997, as compared to the same period in 1996.

    The increase in operating and administrative costs for same facility operations for the nine months ended September 30, 1997, as compared to the same period in 1996, was due to the following: approximately $46,100,000 due to increased wages and related expenses (excluding pharmacy) principally due to higher wages and greater benefits required to attract and retain qualified personnel, the hiring of therapists on staff as opposed to contracting for their services and increased staffing levels in the Company's nursing facilities to cover increased patient acuity; approximately $25,600,000 due to increases in PCA's operating expenses; approximately $15,200,000 due primarily to increases in purchased ancillary products; approximately $4,600,000 due to increases in nursing supplies and other variable costs; and approximately $7,800,000 due to various other items. These increases in operating and administrative costs were partially offset by approximately $18,300,000 due to a decrease in contracted therapy expenses as a result of hiring therapists on staff as opposed to contracting for their services.

    Interest expense decreased approximately $5,200,000 as compared to the same period in 1996 primarily due to repayments of the term loan and revolver borrowings under the Company's 1994 Credit Agreement, the term loan under the Company's 1992 Credit Facility and the Nippon Term Loan during late 1996 with the proceeds from a new credit facility, as well as the redemption of the Company's 5 1/2% Debentures in the third quarter of 1997 (as discussed below). The increase in depreciation and amortization expense of approximately $3,100,000 as compared to the same period in 1996, was affected by the following: approximately $8,500,000 increase primarily due to capital additions and improvements, as well as acquisitions; partially offset by a decrease of approximately $5,400,000 related to the disposition of, or lease terminations on, certain nursing facilities and MedView.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is required to be adopted in financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. The impact is not expected to result in a material change in the Company's primary earnings per share or fully diluted earnings per share (which will be renamed dilutive earnings per share) for the three-month and nine-month periods ended September 30, 1997 and 1996.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had approximately $42,700,000 in cash and cash equivalents and net working capital of approximately $314,500,000. The Company anticipates that approximately $24,500,000 of its existing cash at September 30, 1997, while not legally restricted, will be utilized to fund certain workers' compensation and general liability claims, and the Company does not expect to use such cash for other purposes. The Company had approximately $255,300,000 of unused commitments under its Revolver/Letter of Credit Facility as of September 30, 1997.

    Net cash provided by operating activities for the nine months ended September 30, 1997 was approximately $87,500,000. Net cash provided by investing activities and net cash used for financing activities were approximately $6,100,000 and $120,700,000, respectively, for the nine months ended September 30, 1997. The Company primarily used cash generated from operations to fund capital expenditures totaling approximately $105,400,000. The Company received net cash proceeds of approximately $146,000,000 from the dispositions of facilities and other assets, approximately $23,900,000 from collections on notes receivable and the Company's REMIC investment and approximately $15,900,000 from the issuance of long-term obligations. Such net cash proceeds were used to fund acquisitions of approximately $50,800,000, to repay approximately $53,000,000 of long-term obligations, to repurchase shares of Common Stock, and to repay Revolver borrowings.

    In April 1997, the Company entered into a definitive agreement with Capstone Pharmacy Services, Inc. ("Capstone") to combine Pharmacy Corporation of America ("PCA"), a wholly-owned subsidiary of the Company, with Capstone (the "Merger"). The Company will receive approximately $275,000,000 of cash as partial repayment for PCA's intercompany debt, with any remaining intercompany balance contributed to PCA's capital. The Company intends to use the cash of approximately $275,000,000 to repay Revolver borrowings, to pay off the 7 5/8% convertible subordinated debentures, to pay off the 8 3/4% Notes, to repay certain other notes and mortgages and for general corporate purposes. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of the Company's Common Stock issued and outstanding immediately prior to the Effective Time (other than fractional shares) will be converted into the right to receive that number of newly issued shares of Capstone common stock equal to the quotient, expressed to four decimal places, of (a) 50,000,000 divided by (b) the number of shares of the Company's Common Stock outstanding immediately prior to the Effective Time. The Merger, which is subject to approvals by the shareholders of both the Company and Capstone and completion of the Distribution (as discussed below), is expected to close by year-end. The special stockholders' meetings of both the Company and Capstone are scheduled for November 20, 1997.

    In connection with the restructuring, the Company will transfer all of its non-PCA assets and liabilities to New Beverly Holdings, Inc. ("New Beverly"), in exchange for the issuance of New Beverly common stock. The Company will then distribute (the "Distribution") such New Beverly common stock to the then current shareholders of the Company's Common Stock on a one-for-one basis. In connection with the Distribution, the Company will be required to restructure, repay or otherwise renegotiate substantially all of its outstanding debt instruments and renegotiate or make certain payments under various employment agreements with officers of the Company. The Company estimates that the costs of such undertakings will approximate $10,200,000 as it relates to restructuring, repaying or renegotiating debt instruments. It is expected that such amounts, along with other transaction costs, will be funded with a portion of the $275,000,000 proceeds to be received as a partial repayment of PCA's intercompany debt, as discussed above. In addition, the Company expects to incur non-cash expenses of approximately $17,000,000 as it relates to various employment agreements.

On July 17, 1997, the Company called its 5 1/2% convertible subordinated debentures (the "5 1/2% Debentures") for redemption on August 18, 1997. A total of $149,162,550 of the $150,000,000 aggregate principal amount outstanding was converted to 11,189,924 shares of the Company's Common Stock, increasing the outstanding shares of the Company's Common Stock. The remaining principal amount of $837,450 was redeemed at 103.30%. Had the conversion been completed prior to January 1, 1997, the pro forma net income per share for the three-month and nine-month periods ended September 30, 1997 would have been $.25 and $.63, respectively.

                            BEVERLY ENTERPRISES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                               SEPTEMBER 30, 1997

                                   (UNAUDITED)


    During the third quarter of 1997, the Company entered into promissory notes totaling approximately $10,600,000 in conjunction with its purchase of nursing facilities. Such debt instruments bear interest at rates ranging from 8.04% to 8.63%, require monthly installments of principal and interest, and are secured by mortgage interests in the real property and security interests in the personal property of the nursing facilities.

    The Company believes that its existing cash and cash equivalents, working capital from operations, borrowings under its banking arrangements, issuance of certain debt securities and refinancings of certain existing indebtedness will be adequate to repay its debts due within one year of approximately $42,400,000, to make normal recurring capital additions and improvements of approximately $138,000,000, to make selective acquisitions, including the purchase of previously leased facilities, to construct new facilities, and to meet working capital requirements for the twelve months ending September 30, 1998.

    As of September 30, 1997, the Company had total indebtedness of approximately $888,300,000 and total stockholders' equity of approximately $1,067,600,000. The ability of the Company to satisfy its long-term obligations will be dependent upon its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond the Company's control, such as federal and state healthcare reform. In addition, healthcare service providers, such as the Company, operate in an industry that is currently subject to significant changes from business combinations, new strategic alliances, legislative reform, increased regulatory oversight, aggressive marketing practices by competitors and market pressures. In this environment, the Company is frequently contacted by, and otherwise engages in discussions with, other healthcare companies and financial advisors regarding possible strategic alliances, joint ventures, business combinations and other financial alternatives. The terms of substantially all of the Company's debt instruments require the Company to repay or refinance indebtedness under such debt instruments in the event of a change of control. There can be no assurance that the Company will have the financial resources to repay such indebtedness upon a change of control. See "-- General."

                                     PART II

                            BEVERLY ENTERPRISES, INC.

                                OTHER INFORMATION

                               SEPTEMBER 30, 1997

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

ITEM 6(a).  EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
------                -----------

11.1       Computation of Net Income Per Share
27.1       Financial Data Schedule for the nine months ended September 30, 1997

ITEM 6(b). REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BEVERLY ENTERPRISES, INC.
                                              Registrant




Dated:  November 14, 1997                     By:  /s/  PAMELA H. DANIELS
                                                 ------------------------------
                                                       Pamela H. Daniels
                                                 Vice President, Controller and
                                                    Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

11.1       Computation of Net Income Per Share
27.1       Financial Data Schedule for the nine months ended September 30, 1997